Form 10-Q
period 2021-03-31
ION Acquisition Corp 2 Ltd.
filed 2021-05-24
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40048

ION ACQUISITION CORP 2 LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Medinat Hayehudim Street Herzliya 4676672, Israel
(Address of Principal Executive Offices, including zip code)

+972 (9) 970-3620
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-eighth of one redeemable warrant	IACB.U	New York Stock Exchange
Class A ordinary share, par value $0.0001 per share	IACB	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	IACB WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒   No ☐

As of May 14, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 2 LTD.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

ION ACQUISITION CORP 2 LTD.
CONDENSED BALANCE SHEET
MARCH 31, 2021
(Unaudited)

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$640,630	$-
Prepaid expenses	774,350	-
Deferred offering costs	-	165,778
Due from Sponsor	395,000	-
Total Current Assets	1,809,980	165,778

Cash and marketable securities held in Trust Account	253,016,975	-
Total Assets	$254,826,955	165,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$168,060	$-
Accrued offering costs	335,700	140,778
Promissory note — related party	-	5,000
Total Current Liabilities	503,760	145,778

Warrant Liabilities	31,472,230	-
Deferred underwriting fee payable	8,855,000
Total Liabilities	40,830,990	145,778
Commitments

Class A ordinary shares subject to possible redemption, 20,898,193, shares at redemption value	208,995,955	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,401,807 shares issued and outstanding (excluding 20,898,193 shares subject to possible redemption at March 31, 2021)	440	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633	633
Additional paid-in capital	6,884,518	24,367
Accumulated deficit	(1,885,581)	(5,000)
Total Shareholders’ Equity	5,000,010	20,000
Total Liabilities and Shareholders’ Equity	$254,826,955	$165,778

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 2 LTD.
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021
(UNAUDITED)

Operating costs	$190,630
Loss from operations	$(190,630)

Other loss:
Interest income on marketable securities held in Trust Account	16,975
Underwriting discounts and transactions costs attributed to warrants liability	(299,770)
Change in fair value of the Warrant Liabilities	(1,407,156)
Other loss	(1,689,951)

Net loss	$(1,880,581)

Weighted average shares outstanding, basic and diluted (1)	7,921,054

Basic and diluted net loss per ordinary share	$(0.24)

(1)	Excluded an aggregate of up to 20,898,193 shares subject to possible redemption at March 31, 2021.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 2 LTD.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital		Equity
Balance – January 1, 2021	—	$—	6,325,000	$633	$24,367	$(5,000)	$20,000

Sale of 25,300,000 Class A shares, net of underwriting discounts and offering costs	25,300,000	2,530	—	—	208,793,576	—	208,796,106

Sale of 7,060,000 Private Placement Warrants	—	—	—	—	7,060,000	—	7,060,000

Class A ordinary shares subject to possible redemption	(20,898,193)	(2,090)	—	—	(208,993,425)	—	(208,995,515)

Net loss	—	—	—	—	—	(1,880,581)	(1,880,581)

Balance – March 31, 2021	4,401,807	$440	6,325,000	$633	$6,884,518	$(1,885,581)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 2 LTD.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2021 THROUGH MARCH 31, 2021
(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(1,880,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,975)
Unrealized gain on marketable securities held in Trust Account	(-)
Changes in operating assets and liabilities:
Due from Sponsor	(395,000)
Prepaid expenses	(774,350)
Accrued expenses	168,060
Change in fair value of warrants	1,407,156
Net cash used in operating activities	(1,491,690)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,077,320
Proceeds from sale of Private Placement Warrants	7,060,000
Advances from related party	-
Proceeds from promissory note – related party	70,000
Repayment of promissory note – related party	(75,000)
Net cash provided by financing activities	255,132,320

Net Change in Cash and cash equivalents	640,630
Cash and cash equivalents – Beginning	—
Cash and cash equivalents– Ending	$640,630
Non-Cash Investing and Financing Activities:
Deferred underwriting fee	$8,855,000
Offering costs included in accrued offering costs	$194,922

The accompanying notes are an integral part of the unaudited condensed financial statements.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through March 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2021. On February 16, 2021, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) and one-eighth of one redeemable warrant included in the Units sold (the “Public Warrant”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000 which is described in Note 6.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,060,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ION Holdings 2, LP (the “Sponsor”), generating gross proceeds of $7,060,000, which is described in Note 4.

Transaction costs amounted to $14,438,150, consisting of $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $523,150 of other offering costs.

Following the closing of the Initial Public Offering on February 16, 2021, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below, except that the interest earned on the Trust Account can be released to the Company to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully affect a Business Combination.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 3). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an Initial Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 3) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in February 2021.

As described in note 1 above, in connection with the Company’s Initial Public Offering (“IPO”) on February 16, 2021, the Company issued to investors 25,300,000 units, consisting of one Class A ordinary share and one-eighth of one redeemable warrant (“Public Warrant”). Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 7,060,000 private placement warrants (“Private Placement Warrants”). Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. Both the Public Warrants and Private Placement Warrants (together the “Warrants”) were classified as equity in the Company’s previously issued audited balance sheet as of February 16, 2021.

In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as  provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrants agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company's audited balance sheet as of February 16, 2021 to reflect these Warrants as liability, with subsequent changes in their fair value recorded as income or expense in the statements of operations for all periods since issuance.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of February 16, 2021
Warrants liability	$—	$30,065,074	$30,065,074
Total liabilities	9,361,700	30,065,074	39,426,774
Class A ordinary shares subject to possible redemption (A)	240,641,840	(30,065,074)	210,576,766
Class A ordinary shares	124	300	424
Additional paid-in capital	$5,004,253	$299,470	$5,303,723
Accumulated deficit	(5,000)	(299,770)	(304,770)

(A)	Class A ordinary shares subject to possible redemption as Previously Reported as of February 16, 2021 were 24,064,184 that are Adjusted by (3,006,507) and are As Restated at 21,057,677, respectively.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows. The Company’s interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the 2020 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020 filed with the SEC on March 29, 2021 (the “2020 Form 10-K”). There have been no changes in the significant accounting policies from those that were disclosed in the audited financial statements for the fiscal year ended December 31, 2020 included in the 2020 Form 10-K, unless otherwise stated.

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

Use of Estimates

The preparation of financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Cash and Cash Equivalents

The Company considers all short-term deposits with an original maturity of three months or less when purchased to be cash equivalents.  As of March 31, 2021, the Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. On February 16, 2021, offering costs amounting to $14,438,150 were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of March 31, 2021, there were $8,855,000 of deferred offering costs recorded in the accompanying balance sheet.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrants liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers, as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to non redeemable Ordinary shares by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to redemption. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Three months ended March 31,
2021
Net loss:
Net loss	$(1,880,581)
Less-income attributable to shares subject possible to redemption	14,021

Net loss attributable to non redeemable Ordinary shares- Basic and Diluted	$(1,894,602)
Shares:
Basic and Diluted weighted-average number of non redeemable Ordinary shares outstanding	7,921,054

Net income per Ordinary share, basic and diluted	$0.24

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

See Note 9 for additional information on assets and liabilities measured at fair value.

The fair value of the Company’s assets and liabilities, other than the warrants liability described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. As of March 31, 2021 and February 16, 2021, the Company reported Warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-eighth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 7,060,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,060,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering which are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

The Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On January 14, 2021, the Company effected a share capitalization of 575,000 shares and, as a result, there are 6,325,000 founder shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included up to 825,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On December 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021 and the completion of the Initial Public Offering. As of February 16, 2021, there was $5,000 outstanding under the Promissory Note, which was subsequently repaid in full during the three months ended March 31, 2021.

Administrative Services Agreement

The Company entered into an agreement commencing on February 10, 2021, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $16,786 in fees for these services.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

Forward Purchase Agreements

The Company entered into forward purchase agreements on January 26, 2021, pursuant to which the forward purchase investors agreed to purchase 5,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $50,000,000 in the aggregate, in private placements that will close substantially concurrently with the closing of a Business Combination. Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The forward purchase shares are identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The forward purchase shares will be issued only in connection with the closing of a Business Combination. If the sale of the forward purchase shares fails to close, for any reason, the Company may lack sufficient funds to consummate a Business Combination.  The forward purchase shares are identical to the Class A ordinary shares sold in the Initial Public Offering, except that they will be entitled to certain registration rights.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  As of March 31, 2021, there were no Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 4,401,807 Class A ordinary shares issued and outstanding, excluding 20,898,193 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 6,325,000 founder shares issued and outstanding.

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
MARCH 31, 2021

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

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy of Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and February 16, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	February 16, 2021
Assets:
Marketable securities held in Trust Account (1)(2)	1	$253,016,975	$253,000,000
Liabilities:
Private Placement Warrants(1)	3	$25,705,838	$24,812,195
Public Warrants(1)	3	$5,766,392	5,252,879

(1)	Measured at fair value on a recurring basis.

(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants liability on the Balance Sheet. The warrants liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants liability in the Statement of Operations.

Measurement

The Company established the initial fair value for the Warrants as of February  16, 2021, the date of the Company’s Initial Public Offering and as of March 31, 2021, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes simulation model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-eighth of one Public Warrant) and (ii) the sale of Private Placement Warrants first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares. The Warrants were classified as Level 3 at the initial measurement date and as of March 31, 2021 due to the use of unobservable inputs.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	March 31, 2021	February 16, 2021 (Initial measurement)
Risk-free interest rate	1.1%	0.73%
Expected term (years)	5.76	5.87
Expected volatility	24%	23.2%
Exercise price	$11.50	$11.50
Fair value of Unit	$10	$10
Fair value of Class A ordinary share	$9.93	$9.79

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

Input	March 31, 2021	February 16, 2021 (Initial measurement)
Risk-free interest rate	1.1%	0.73%
Expected term (years)	5.76	5.87
Expected volatility	42.7%	42.6%
Exercise price	$11.50	$11.50
Fair value of Unit	$10	$10
Fair value of Class A ordinary share	$9.93	$9.79

Measurement

The Company’s use of a Monte Carlo simulation and Black-Scholes model required the use of subjective assumptions:

●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the warrants.

●
The expected term was determined based on the expected date of the initial Business Combination, as the Warrants expire on the date that is 5 years from the completion of the initial Business Combination and for certain Private Warrants 5 years from the date of the initial public offering effective date.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on size and proximity.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-eighth of one Public Warrant, represents the price paid in the Initial Public Offering.

ION ACQUISITION CORP 2 LTD.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021

The following table presents the changes in the fair value of warrants liability:

	Private Placement	Public	Warrants Liability
Fair value as of February 16, 2021 (initial measurement)	$24,812,195	$5,252,879	$30,065,074
Change in fair value	893,643	513,514	1,407,156
Fair value as of March 31, 2021	$25,705,838	$5,766,392	$31,472,230

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ION Acquisition Corp 2 Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 23, 2020, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from January 1, 2021 through March 31, 2021, we had a net loss of $1,880,581, which consisted of formation and operating expenses.

Liquidity and Capital Resources

On February 16, 2021, we consummated the Public Offering of 25,300,000 Units, at a price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 7,060,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,060,000.

Following the Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $253,000,000 was placed in the Trust Account. We incurred $14,438,150 in transaction costs, including $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $523,150 of other offering costs.

As of March 31, 2021, we had $640,630 in cash and cash equivalents.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into forward purchase agreements on January 26, 2021, pursuant to which the forward purchase investors have agreed to purchase 5,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $50,000,000 in the aggregate, in private placements that will close substantially concurrently with the closing of a Business Combination. Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The forward purchase shares are identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The forward purchase shares will be issued only in connection with the closing of a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Warrant Liability

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with the Public Offering, as described in Note 2 to the interim financial stateements included in this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our 2020 Form 10-K. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 3,162,500 public warrants and 7,060,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2021, we consummated our Initial Public Offering of 25,300,000 Units, inclusive of 3,300,000 Units sold to the underwriter upon the election to fully exercise its over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $253,000,000. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1, as amended (No. 333-252440). The registration statement became effective on February 10, 2021.

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, we consummated a private placement of 7,060,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,060,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the full exercise of the option to purchase additional Units and the sale of the Private Placement Warrants, $253,000,000 was placed in the Trust Account.

We paid a total of $5,060,000 in underwriting discounts and commissions and $523,150 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 10, 2021, between the Registrant and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated February 10, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 10, 2021, among the Registrant, ION Holdings 2, LP, ION Co-Investment LLC and each of the officers and directors of the Registrant. (1)
10.2	Investment Management Trust Agreement, dated February 10, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3
Registration Rights Agreement, dated February 10, 2021, among the Registrant, ION Holdings 2, LP, ION Co-Investment LLC, The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension, Provident Fund Ltd., ION Crossover Partners LP and the other holders signatory thereto. (1)

10.4	Private Placement Warrants Purchase Agreement, dated February 10, 2021, between the Registrant and ION Holdings 2, LP. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION ACQUISITION CORP 2 LTD.

Date: May 24, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)