Form 10-Q
period 2021-06-30
ION Acquisition Corp 2 Ltd.
filed 2021-08-16
CIK 1835378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒   No ☐

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

Yes ☒   No ☐

As of August 16, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 2 LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2021	DECEMBER 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$289,708	$—
Prepaid expenses and other current asset	628,181	—
Due from Sponsor	395,000
Total Current Assets	1,312,889	—

Deferred offering costs	—	165,778
Cash and marketable securities held in Trust Account	253,025,092	—
Total Assets	$254,337,981	165,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$111,259	$—
Accrued offering costs	324,400	140,778
Promissory note — related party	—	5,000
Total Current Liabilities	435,659	145,778

Warrant Liabilities	31,790,225	—
Deferred underwriting fee payable	8,855,000	—
Total Liabilities	41,080,884	145,778
Commitments

Class A ordinary shares subject to possible redemption, 20,823,644 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	208,257,092	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 30, 2020
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,476,356 (excluding 20,823,644 and no shares subject to possible redemption) and no shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	448	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	633	633
Additional paid-in capital	7,623,373	24,367
Accumulated deficit	(2,624,449)	(5,000)
Total Shareholders’ Equity	5,000,005	20,000
Total Liabilities and Shareholders’ Equity	$254,337,981	$165,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating costs	$428,990	$619,620
Loss from operations	(428,990)	(619,620)

Other expense:
Interest income on marketable securities held in Trust Account	8,117	25,092
Transactions costs attributed to warrants liability	—	(299,770)
Change in fair value of the Warrant Liabilities	(317,995)	(1,725,151)
Other expense, net	(309,878)	(1,999,829)

Net loss	$(738,868)	$(2,619,449)
Weighted average shares outstanding, basic and diluted (1)	10,726,807	9,386,872
Basic and diluted net loss per ordinary share	$(0.07)	$(0.28)

(1)	Excluded an aggregate of up to 20,823,644 shares subject to possible redemption at June 30, 2021.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	6,325,000	$633	$24,367	$(5,000)	$20,000

Sale of 25,300,000 Class A shares, net of underwriting discounts and offering costs	25,300,000	2,530	—	—	208,793,576	—	208,796,106

Sale of 7,060,000 Private Placement Warrants	—	—	—	—	7,060,000	—	7,060,000

Class A ordinary shares subject to possible redemption	(20,898,193)	(2,090)	—	—	(208,993,425)	—	(208,995,515)

Net loss	—	—	—	—	—	(1,880,581)	(1,880,581)

Balance – March 31, 2021	4,401,807	$440	6,325,000	$633	$6,884,518	$(1,885,581)	$5,000,010

Class A ordinary shares subject to possible redemption	74,549	8	—	—	738,855	—	738,863

Net loss	—	—	—	—	—	(738,868)	(738,868)
Balance – June 30, 2021	4,476,356	$448	6,325,000	$633	$7,623,373	$(2,624,449)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,619,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(25,092)
Change in fair value of the Warrant Liabilities	1,725,151
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(628,181)
Due from Sponsor	(395,000)
Accounts payable and accrued expenses	111,259
Net cash used in operating activities	(1,831,312)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	248,239,770
Proceeds from sale of Private Placement Warrants	7,060,000
Proceeds from promissory note – related party	70,000
Repayment of promissory note - related party	(75,000)
Payment of offering costs	(173,750)
Net cash provided by financing activities	255,121,020

Net Change in Cash and cash equivalents	289,708
Cash and cash equivalents – Beginning	—
Cash and cash equivalents– Ending	$289,708
Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$431,700
Initial classification of Class A ordinary share subject to possible redemption	$240,641,840
Change in value of Class A ordinary share subject to possible redemption	$(32,384,748)
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company has two direct, wholly owned subsidiaries: Inspire Merger Sub 1, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company, and Inspire Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2021. On February 16, 2021, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) and one-eighth of one redeemable warrant included in the Units sold (the “Public Warrant”), which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000 which is described in Note 3.

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

The Public Shareholders will be entitled to redeem their Public Shares, for an amount equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. Such amount is initially anticipated to be $10.00 per Public Share. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Class A ordinary shares that are subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC) Topic 480 “Distinguishing Liabilities from Equity.” There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company decides not to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an Initial Business Combination.

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

On June 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inspire Merger Sub 1, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub 1”), Inspire Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”), and Innovid, Inc., a Delaware corporation (“Innovid”). (See Note 6).

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term deposits with an original maturity of three months or less when purchased to be cash equivalents.  As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheets date that were directly related to the Initial Public Offering. On February 16, 2021, offering costs amounting to $14,438,150 were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of June 30, 2021, there were $8,855,000 of deferred offering costs recorded in the accompanying balance sheets.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrants liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers, as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to non redeemable Ordinary shares by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to redemption. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

	Three months ended June 30,	Six months ended June 30,
	2021	2021
Net loss:
Net loss	$(738,868)	$(2,619,449)
Less-income attributable to shares subject possible to redemption	(6,681)	(20,653)

Net loss attributable to non redeemable Ordinary shares- Basic and Diluted	$(745,549)	$(2,640,102)
Shares:
Basic and Diluted weighted-average number of non redeemable Ordinary shares outstanding	10,726,807	9,386,872

Net income per Ordinary share, basic and diluted	$(0.07)	$(0.28)

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The fair value of the Company’s assets and liabilities, other than the warrants liability described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. As of June 30, 2021 and February 16, 2021, the Company reported Warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units, which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-eighth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share.

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement commencing on February 10, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services, respectively, of which $10,000 is included in accounts payable and accrued expenses in the accompanying balance sheets.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Forward Purchase Agreements

The Company entered into forward purchase agreements on January 26, 2021, pursuant to which the forward purchase investors agreed to purchase 5,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $50,000,000 in the aggregate, in private placements that will close substantially concurrently with the closing of a Business Combination (the “Forward Purchase Shares”). Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The Forward Purchase Shares will be identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the Forward Purchase Shares. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The Forward Purchase Shares will be issued only in connection with the closing of a Business Combination. As of June 30, 2021 as a result of the merger agreement with Innovid the forward purchase agreement is no longer applicable which is described in Note 6.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  As of June 30, 2021, there were no Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Merger Agreement

On June 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inspire Merger Sub 1, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub 1”), Inspire Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”), and Innovid, Inc., a Delaware corporation (“Innovid”).

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company will migrate to and domesticate as a Delaware corporation (the “Domestication”) prior to the consummation of the Mergers (as defined below) (the “Closing”), and Merger Sub 1 will merge with and into Innovid (the “First Merger” and, the effective time of such First Merger, the “First Effective Time”), with Innovid continuing as the surviving company of the First Merger (the “Surviving Corporation”). The Surviving Corporation will then merge with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”; the effective time of such Second Merger, the “Second Effective Time”), with Merger Sub 2 continuing as the surviving entity of the Second Merger (the “Surviving Entity”), and the Company will change its name to “Innovid Corp.” (the “Company”). As a result of the Merger and the other transactions contemplated by the Merger Agreement (the “Transactions” or the “Business Combination”), the Surviving Entity will remain a direct, wholly-owned subsidiary of the Company. The Merger Agreement and the Transactions have been approved by the board of directors of each of the Company and Innovid.

Pursuant to the Merger Agreement, immediately prior to the Domestication, each issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company will be automatically converted, on a one-for-one basis, into one (1) Class A ordinary share, par value $0.0001 per share, of the Company in accordance with the terms of the Company’s organizational documents. Immediately following such conversion, upon the Domestication, (i) each then issued and outstanding Company Class A Share will automatically be converted, on a one-for-one basis, into a share of common stock of the Company (after the Domestication) (“the Company Domesticated Common Stock”), (ii) each issued and outstanding warrant to purchase one (1) the Company Class A Share at a price of $11.50 per share (“the Company Warrants”) will automatically be converted into one corresponding warrant to acquire one (1) share of the Company Domesticated Common Stock (“the Company Domesticated Warrant”) and (iii) each then issued and outstanding unit representing one (1) Company Class A Share and one-eighth (1/8) of an the Company Warrant will be automatically converted into one (1) unit of the Company (after the Domestication) representing one (1) Company Domesticated Common Stock and one-eighth (1/8) of an the Company Domesticated Warrant. No fractional Company Domesticated Warrants will be issued in connection with such conversion such that if a holder of such units would be entitled to receive a fractional Domesticated Acquiror Warrant, the number of Domesticated Acquiror Warrants to be issued to such holder upon such conversion will be rounded down to the nearest whole number of Domesticated Acquiror Warrants.

The Transactions are targeted to be consummated in the fourth quarter of 2021, after receipt of the required approval by the shareholders of the Company (the “the Company Shareholder Approval”)the required approval by the stockholders of Innovid (the “Innovid Stockholder Approval”) and the fulfillment of certain other terms and conditions set forth in the Merger Agreement.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to efforts to satisfy conditions to the consummation of the Transactions and for Innovid to conduct its business in the ordinary course through the Closing subject to certain restrictions, including to prevent leakage. The Merger Agreement also contains additional covenants of the parties, including, among others, (i) a covenant providing for the Company and Innovid to cooperate in the preparation of the Registration Statement on Form S-4 required to be prepared in connection with the Merger (the “Registration Statement”), (ii) covenants requiring the Company to duly call and give notice of, convene and hold a meeting of its shareholders, as promptly as reasonably practicable following the date that the Registration Statement is declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act” and, such effective date, the “Registration Statement Effective Date”), and in any event, within thirty (30) Business Days after the Registration Statement Effective Date, (iii) covenants requiring the board of directors of the Company to recommend to the shareholders of the Company the adoption and approval of the the Company transaction proposals contemplated by the Merger Agreement; (iv) covenants requiring the board of directors of the Company to recommend to the shareholders of the Company the adoption and approval of the the Company transaction proposals contemplated by the Merger Agreement; and (v) covenants prohibiting the Company and Innovid from, among other things, directly or indirectly, soliciting, initiating, entering into or continuing discussions, negotiations or transactions with, or encouraging or responding to any inquiries or proposals by, or providing any information to, any person concerning, any alternative business combination. The board of directors of the Company would be entitled to change its recommendation to the Company’s shareholders under certain circumstances unrelated to an alternative business combination, including after compliance with certain procedural requirements.

The Merger Agreement also includes certain covenants in respect of director and officer indemnification coverage, including obtaining “tail” directors’ and officers’ liability insurance policies in respect of acts or omissions of current and former directors, officers, and employees of the Company, the Company, and each of their respective subsidiaries occurring prior to the First Effective Time.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Conditions to Closing

In addition, the consummation of the Transactions is conditioned upon the satisfaction of certain customary closing conditions, including among other things:

●	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

●	receipt of the Innovid Stockholder Approval and the Company Shareholder Approval;

●	the Company having at least $5,000,001 of net tangible assets immediately after the First Effective Time;

●	the absence of any provision of any applicable legal requirement and any temporary, preliminary or permanent restraining order prohibiting, enjoining or making illegal the consummation of the Transactions;

●	the approval for listing on the NYSE of the Company Domesticated Common Stock to be issued in connection with the Closing, subject only to official notice of issuance thereof; and

●	effectiveness of the Registration Statement in accordance with the provisions of the Securities Act, the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement, and the absence of any proceeding seeking such a stop order having been threatened or initiated by the SEC which remains pending.

The obligation of Innovid to consummate the Transactions are also conditioned upon, among other things:

●	the accuracy of the representations and warranties of the Company (subject to certain materiality standards set forth in the Merger Agreement);

●	material compliance by the Company with its pre-closing covenants and agreements;

●	delivery of an executed Investor Rights Agreement;

●	the freely usable cash contained in the Company’s trust account (after giving effect to the Company shareholder redemptions and the payment of deferred underwriting commissions and taxes), together with the aggregate amount of proceeds from the PIPE Investment (as defined below) funded and remaining with the Company (“Available Closing Cash”) equaling or exceeding $250,000,000 (“Minimum Cash Condition”);

●	delivery to Innovid of written resignations of certain officers and directors of the Company; and

●	consummation of the Domestication in accordance with the Merger Agreement.

The obligations of the Company and the Merger Subs to consummate the Transactions are also conditioned upon, among other things:

●	the accuracy of the representations and warranties of Innovid (subject to certain materiality standards set forth in the Merger Agreement);

●	material compliance by Innovid with its pre-closing covenants and agreements; and

●	the absence of any change, event, state of facts, development or occurrence since the date of the Merger Agreement that, individually or in the aggregate, has or would reasonably be expected to have a material adverse effect on the business, assets, financial conditions, or results of operations of Innovid (subject to certain customary exceptions).

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Termination

The Merger Agreement may be terminated:

●	by mutual written consent of the Company and Innovid;

●	by either the Company or Innovid, if the First Effective Time has not occurred by 11:59 p.m., New York City time, on December 24, 2021 (the “Termination Date”); provided, however, that if the SEC has not declared the Proxy Statement/Registration Statement effective on or prior to November 30, 2021, the Termination Date shall be automatically extended to February 24, 2022; provided, further, that the right to terminate the Merger Agreement will not be available to any Party whose material breach of any provision of therein caused or resulted in the failure of the First Merger to be consummated by such time;

●	by either the Company or Innovid, if a governmental entity has issued an order or decree or has taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Transactions, including the Mergers, which order, decree or other action is final and nonappealable;

●	by either the Company or Innovid, if, the Company fails to obtain the the Company Shareholder Approval upon vote taken thereon at the Company shareholder meeting (or at a meeting of its shareholders following any adjournment or postponement thereof);

●	by Innovid, if the Company has breached or failed to perform any of its covenants or representations and warranties or other agreements contained in the Merger Agreement in any material respect and has not cured such breach within the time periods provided for in the Merger Agreement;

●	by the Company, if Innovid has breached or failed to perform any of its covenants or representations and warranties or other agreements contained in the Merger Agreement in any material respect and has not cured such breach within the time periods provided for in the Merger Agreement; or

●	by the Company, by written notice to Innovid, if the Innovid Stockholder Approval has not have been obtained within five (5) Business Days after the Registration Statement Effective Date, except that the Company will have no right to terminate at any time following the delivery to the Company or its representatives on its behalf of the Innovid Stockholder Approval, even if the Innovid Stockholder Approval is delivered following such five (5) Business Days period after the Registration Statement Effective Date.

Subscription Agreements

In connection with the of the Merger Agreement, the Company entered into certain subscription agreements, each dated June 24, 2021 (the “Subscription Agreements”), with certain accredited and institutional investors, pursuant to which such investors have subscribed to purchase an aggregate of 15,000,000 shares of the Company Class A Common Stock (together, the “Subscriptions”), for a purchase price of $10.00 per share, for an aggregate purchase price of $150,000,000, to be issued immediately prior to or substantially concurrently with the closing (the “PIPE Investment”). The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

In addition, on June 24, 2021, the Company agreed to terminate the previously disclosed forward purchase agreements dated January 26, 2021 (the “Forward Purchase Agreements”), between the Company and a number of the forward purchase investors (the “FPA Subscribers”), pursuant to which the FPA Subscribers confirmed their intent to purchase, and the Company agreed to sell to the FPA Subscribers, an aggregate of 5,000,000 shares of the Company Class A Common Stock for a purchase price of $10.00 per unit and an aggregate of $50 million.

Pursuant to the Subscription Agreements, the Company agreed that, within 30 business days following the closing of the Business Combination, ION will file with the Securities and Exchange Commission (“SEC”) a registration statement registering the resale of the PIPE Shares and the New Class A Common Stock (the “Registration Statement”), and will use its commercially reasonable efforts to have the Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 120th calendar day if the SEC notifies the Company that it will “review” the Registration Statement) following the closing and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review.

Secondary Share Purchase Agreements

The Merger Agreement contemplates that, at the closing, the Company (the “Buyer”) will purchase and one or more Innovid Stockholders (the “Sellers”) will sell in accordance with the share purchase agreement (the “Purchase and Sale Agreement”) an aggregate amount of shares determined by the Company and for an aggregate purchase price determined by the Company (“Secondary Sale Amount”). The Secondary Sale Amount will be determined by the Company based on the amount of cash the Company has on hand at the closing for the transaction minus $150,000,000; however if the amount equals or is less than $150,000,000, the Secondary Sale Amount shall equal zero. The closing of the Secondary Purchases is conditioned upon, among other things, the consummation of the transactions.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 4,476,356 Class A ordinary shares issued and outstanding, excluding 20,823,644 subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,325,000 founder shares issued and outstanding.

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

NOTE 8. WARRANTS

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy of Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and February 16, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	February 16, 2021
Assets:
Marketable securities held in Trust Account (1)(2)	1	$253,025,092	$253,000,000
Liabilities:
Private Placement Warrants(1)	3	$26,192,600	$24,812,195
Public Warrants(1)	1	$5,597,625	5,252,879

(1)	Measured at fair value on a recurring basis. As of February 16, 2021 the public warrants were classified as Level 3.

(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants liability on the Balance Sheets. The warrants liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants liability in the Statements of Operations.

Measurement

The Company established the initial fair value for the Warrants as of February 16, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes simulation model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-eighth of one Public Warrant) and (ii) the sale of Private Placement Warrants first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants began trading separately on April 5, 2021 and their value is based on the publicly traded price as of June 30, 2021. Due to the use of a quoted price in an active market, the Public Warrants are classified as Level 1 as of June 30, 2021. The Private Placement Warrants continue to be classified as Level 3 as of June 30, 2021 and continue to be valued based on a Black-Scholes simulation model.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	February 16, 2021 (Initial measurement)
Risk-free interest rate	0.73%
Expected term (years)	5.87
Expected volatility	23.2%
Exercise price	$11.50
Fair value of Unit	$10
Fair value of Class A ordinary share	$9.79

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

Input	June 30, 2021	February 16, 2021 (Initial measurement)
Risk-free interest rate	0.93%	0.73%
Expected term (years)	5.38	5.87
Expected volatility	45.8%	42.6%
Exercise price	$11.50	$11.50
Fair value of Unit	$10	$10
Fair value of Class A ordinary share	$9.89	$9.79

Measurement

The Company’s use of a Monte Carlo simulation and Black-Scholes model required the use of subjective assumptions:

●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the warrants.

●	The expected term was determined based on the expected date of the initial Business Combination, as the Warrants expire on the date that is 5 years from the completion of the initial Business Combination.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on size and proximity.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-eighth of one Public Warrant, represents the price paid in the Initial Public Offering.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table presents the changes in the fair value of warrants liability:

	Private Placement	Public	Warrants Liability
Fair value as of February 16, 2021 (initial measurement)	$24,812,195	$5,252,879	$30,065,074
Change in fair value	1,380,405	344,746	1,725,151
Fair value as of June 30, 2021	$26,192,600	$5,597,625	$31,790,225

During the three month period ended June 30, 2021, the Company had transferred out of Level 3 and into Level 1 total amount of $5,597,625 when the company transferred all public warrant liabilities out of Level 3 and into Level 1.

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

Recent Developments

On June 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inspire Merger Sub 1, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub 1”), Inspire Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”), and Innovid, Inc., a Delaware corporation (“Innovid”).

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, the Company will migrate to and domesticate as a Delaware corporation (the “Domestication”) prior to the consummation of the Mergers (as defined below) (the “Closing”), and Merger Sub 1 will merge with and into Innovid (the “First Merger” and, the effective time of such First Merger, the “First Effective Time”), with Innovid continuing as the surviving company of the First Merger (the “Surviving Corporation”). The Surviving Corporation will then merge with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Mergers”; the effective time of such Second Merger, the “Second Effective Time”), with Merger Sub 2 continuing as the surviving entity of the Second Merger (the “Surviving Entity”), and the Company will change its name to “Innovid Corp.” (the “Company”). As a result of the Merger and the other transactions contemplated by the Merger Agreement (the “Transactions” or the “Business Combination”), the Surviving Entity will remain a direct, wholly-owned subsidiary of the Company. The Merger Agreement and the Transactions have been approved by the board of directors of each of the Company and Innovid.

Pursuant to the Merger Agreement, immediately prior to the Domestication, each issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company will be automatically converted, on a one-for-one basis, into one (1) Class A ordinary share, par value $0.0001 per share, of the Company in accordance with the terms of the Company’s organizational documents. Immediately following such conversion, upon the Domestication, (i) each then issued and outstanding Company Class A Share will automatically be converted, on a one-for-one basis, into a share of common stock of the Company (after the Domestication) (“the Company Domesticated Common Stock”), (ii) each issued and outstanding warrant to purchase one (1) Company Class A Share at a price of $11.50 per share (“the Company Warrants”) will automatically be converted into one corresponding warrant to acquire one (1) share of the Company Domesticated Common Stock (“the Company Domesticated Warrant”) and (iii) each then issued and outstanding unit representing one (1) the Company Class A Share and one-eighth (1/8) of an the Company Warrant will be automatically converted into one (1) unit of the Company (after the Domestication) representing one (1) the Company Domesticated Common Stock and one-eighth (1/8) of an the Company Domesticated Warrant. No fractional Company Domesticated Warrants will be issued in connection with such conversion such that if a holder of such units would be entitled to receive a fractional Domesticated Acquiror Warrant, the number of Domesticated Acquiror Warrants to be issued to such holder upon such conversion will be rounded down to the nearest whole number of Domesticated Acquiror Warrants.

The Transactions are targeted to be consummated in the fourth quarter of 2021, after receipt of the required approval by the shareholders of the Company (the “the Company Shareholder Approval”)the required approval by the stockholders of Innovid (the “Innovid Stockholder Approval”) and the fulfillment of certain other terms and conditions set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we had a net loss of $738,868, which consisted of formation and operating expenses of $428,990 and a change in fair value of warrant liabilities of $317,995, offset by interest income on marketable securities held in the Trust Account of $8,117.

For the six months ended June 30, 2021, we had a net loss of $2,619,449, which consisted of formation and operating expenses of $619,620, a change in fair value of warrant liabilities of $1,725,151, transaction cost for warrant liabilities of $299,770, offset by interest income on marketable securities held in the Trust Account of $25,092.

Liquidity and Capital Resources

On February 16, 2021, we consummated the Public Offering of 25,300,000 Units, at a price of $10.00 per Unit, which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 7,060,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,060,000.

Following the Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $253,000,000 was placed in the Trust Account. We incurred $14,438,150 in transaction costs, including $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $523,150 of other offering costs.

As of June 30, 2021, we had $289,708 in cash and cash equivalents.

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

We believe we will not need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into forward purchase agreements on January 26, 2021, pursuant to which the forward purchase investors had agreed to purchase 5,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $50,000,000 in the aggregate, in private placements that would have closed substantially concurrently with the closing of a Business Combination. On June 24, 2021 the forward purchase agreement was terminated.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Warrant Liability

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness previously disclosed in our Quarterly Report on Form 10-Q filed on May 24, 2021 and reporting results as as of the quarter ended March 31, 2021.

Management previously identified a material weakness in our internal control over financial reporting due to the incorrect accounting of warrants. As a result we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our processes now include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time. We offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our 2020 Form 10-K. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K and in our quarterly report for the period ended March 31, 2021.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement, dated as of June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2 and Innovid.(1)
10.1	Form of Subscription Agreement, dated as of June 24, 2021, by and between ION and the subscribers party thereto.(1)
10.2	Sponsor Support Agreement, dated as of June 24, 2021, by and between ION and the subscribers party thereto.(1)
10.3	Company Stockholder Support Agreement, dated as of June 24, 2021, by and between ION and the stockholders of Innovid.(1)
10.4	Company Stockholder Support Agreement, dated as of June 24, 2021, by and between ION and a stockholder of Innovid.(1)
10.5	Form of Investor Rights Agreement.(1)
10.6	FPA Termination and Release Agreement, dated as of June 24, 2021 by and between ION and ION Crossover Partners LP.(1)
10.7	FPA Termination and Release Agreement, dated as of June 24, 2021, by and between ION and The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Amendment No. 1 to the Current Report on Form 8-K filed on June 29, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION ACQUISITION CORP 2 LTD.

Date: August 16, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)