Form 10-Q
period 2021-09-30
ION Acquisition Corp 2 Ltd.
filed 2021-11-15
CIK 1835378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 2 LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$184,007	$—
Prepaid expenses and other current asset	525,677	—
Total Current Assets	709,684	—

Deferred offering costs	—	165,778
Cash and marketable securities held in Trust Account	253,042,565	—
Total Assets	$253,752,249	165,778

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,230,476	$—
Accrued offering costs	318,589	140,778
Promissory note — related party	—	5,000
Total Current Liabilities	3,549,065	145,778

Warrant Liabilities	29,639,725	—
Deferred underwriting fee payable	8,855,000	—
Total Liabilities	42,043,790	145,778
Commitments

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 25,300,000 and no shares subject to redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	253,000,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	633	633
Additional paid-in capital	—	24,367
Accumulated deficit	(41,292,174)	(5,000)
Total Shareholders’ (Deficit) Equity	(41,291,541)	20,000
Total Liabilities and Shareholders’ (Deficit) Equity	$253,752,249	$165,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine months Ended September 30,
	2021	2021

Operating costs	$3,716,611	$4,336,231
Loss from operations	(3,716,611)	(4,336,231)

Other income:
Interest income on marketable securities held in Trust Account	17,595	42,687
Unrealized loss on marketable securities held in Trust Account	(122)	(122)
Transactions costs attributed to warrants liabilities	—	(299,770)
Change in fair value of the Warrant Liabilities	2,150,500	425,349
Other income, net	2,167,973	168,144

Net income (loss)	$(1,548,638)	$(4,168,087)
Weighted average shares outstanding of Class A ordinary shares	25,300,000	20,944,322
Basic and diluted net income (loss) per Class A ordinary shares	$(0.05)	$1.62
Weighted average shares outstanding of Class B ordinary shares	6,325,000	6,182,967
Basic and diluted net (loss) per Class B ordinary shares	$(0.05)	$(0.15)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	6,325,000	$633	$24,367	$(5,000)	$20,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,367)	(37,119,087)	(37,143,454)

Net loss	—	—	—	—	—	(1,880,581)	(1,880,581)
Balance – March 31, 2021	—	—	6,325,000	633	—	(39,004,668)	(39,004,035)

Net loss	—	—	—	—	—	(738,868)	(738,868)
Balance – June 30, 2021	—	—	6,325,000	633	—	(39,743,536)	(39,742,903)

Net loss	—	—	—	—	—	(1,548,638)	(1,548,638)
Balance – September 30, 2021	—	$—	6,325,000	$633	$—	$(41,292,174)	$(41,291541)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(4,168,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(42,687)
Unrealized loss on marketable securities held in Trust Account	122
Transactions costs attributed to warrants liabilities	299,770
Change in fair value of the Warrant Liabilities	(425,349)
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(525,677)
Accounts payable and accrued expenses	3,230,476
Net cash used in operating activities	(1,631,432)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of issuance costs	247,940,000
Proceeds from sale of Private Placement Warrants	7,060,000
Proceeds from promissory note – related party	70,000
Repayment of promissory note - related party	(75,000)
Payment of offering costs	(179,561)
Net cash provided by financing activities	254,815,439

Net Change in Cash and cash equivalents	184,007
Cash and cash equivalents – Beginning	—
Cash and cash equivalents– Ending	$184,007
Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$318,589
Initial classification of Class A ordinary shares subject to possible redemption	$253,000,000
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 23, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2021. On February 16, 2021, the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) and one-eighth of one redeemable warrant included in the Units sold (the “Public Warrant”), which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,060,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to ION Holdings 2, LP (the “Sponsor”), generating gross proceeds of $7,060,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully affect a Business Combination.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Public Shareholders will be entitled to redeem their Public Shares, for an amount equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. Such amount is initially $10.00 per Public Share. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The Class A ordinary shares that are subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC) Topic 480 “Distinguishing Liabilities from Equity.” There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company decides not to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an Initial Business Combination.

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

SEPTEMBER 30, 2021

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

On June 24, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inspire Merger Sub 1, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub 1”), Inspire Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”), and Innovid, Inc., a Delaware corporation (“Innovid”). (See Note 7).

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering . The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 16, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$210,576,766	$42,423,234	$253,000,000
Class A ordinary shares	$424	$(424)	$—
Additional paid-in capital	$5,303,723	$(5,303,723)	$—
Accumulated deficit	$(304,770)	$(37,119,087)	$(37,423,857)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(42,423,234)	$(37,423,224)

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$208,995,955	$44,004,045	$253,000,000
Class A ordinary shares	$440	$(440)	$—
Additional paid-in capital	$6,884,518	$(6,884,518)	$—
Accumulated deficit	$(1,885,581)	$(37,119,087)	$(39,004,668)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(44,004,045)	$(39,004,035)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$208,257,092	$44,742,908	$253,000,000
Class A ordinary shares	$448	$(448)	$—
Additional paid-in capital	$7,623,373	$(7,623,373)	$—
Accumulated deficit	$(2,624,449)	$(37,119,087)	$(39,743,536)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(44,742,908)	$(39,742,903)

Statement of Operations For the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding, Class A ordinary shares (redeemable)	—	12,087,778	12,087,778
Basic and diluted net income per Class A ordinary shares (redeemable)	$—	$2.97	$2.97
Weighted average shares outstanding, Class B ordinary shares (non redeemable)	7,921,054	(2,026,887)	5,894,167
Basic and diluted net loss per Class B ordinary shares (non redeemable)	$(0.24)	$0.14	$(0.10)

Statement of Operations For the three months ending June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding, Class A ordinary shares (redeemable)	—	25,300,000	25,300,000
Basic and diluted net loss per Class A ordinary shares (redeemable)	$—	$(0.02)	$(0.02)
Weighted average shares outstanding, Class B ordinary shares (non redeemable)	10,726,807	(4,401,807)	6,325,000
Basic and diluted net loss per Class B ordinary shares (non redeemable)	$(0.07)	$0.05	$(0.02)

Statement of Operations For the six months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding, Class A ordinary shares (redeemable)	—	18,730,387	18,730,387
Basic and diluted net income per Class A ordinary shares (redeemable)	$—	$1.88	$1.88
Weighted average shares outstanding, Class B ordinary shares (non redeemable)	9,386,872	(3,276,099)	6,110,773
Basic and diluted net loss per Class B ordinary shares (non redeemable)	$(0.28)	$0.17	$(0.11)

*The "As previously reported" weighted average shares outstanding and basic and diluted net loss per share included Class B shares and Class A shares that were classified to equity.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term deposits with an original maturity of three months or less when purchased to be cash equivalents.  As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheets date that were directly related to the Initial Public Offering. On February 16, 2021, offering costs amounting to $14,438,150 were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of September 30, 2021, there were $8,855,000 of deferred offering costs recorded in the accompanying balance sheets.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Warrants liability

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers, as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, preclude the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public and Private Warrants	(30,065,074)
Class A ordinary shares issuance costs	(14,138,380)
Plus:
Proceeds received from issuance of Private Warrants	7,060,000
Accretion of carrying value to redemption value	37,143,454

Class A ordinary shares subject to possible redemption	$253,000,000

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The condensed consolidated statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable Class B share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(1,238,910)	$(309,728)	$(3,218,079)	$(950,008)
Accretion of temporary equity to redemption value	-	—	37,143,454	—
Allocation of net income (loss), as adjusted	$(1,238,910)	$(309,728)	$33,925,375	$(950,008)
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,325,000	20,944,322	6,182,967

Basic and diluted net income (loss) per ordinary share	$(0.05)	$(0.05)	$1.62	$(0.15)

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

SEPTEMBER 30, 2021

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

See Note 10 for additional information on assets and liabilities measured at fair value.

The fair value of the Company’s assets and liabilities, other than the warrants liability described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. As of September 30, 2021 and February 16, 2021, the Company reported Warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2021

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

The Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). On January 14, 2021, the Company effected a share capitalization of 575,000 shares and, as a result, there are 6,325,000 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included up to 825,000 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Promissory Note — Related Party

On December 1, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 and the completion of the Initial Public Offering. As of February 16, 2021, there was $5,000 outstanding under the Promissory Note, which was subsequently repaid in full during the three months ended March 31, 2021.

Administrative Services Agreement

The Company entered into an agreement commencing on February 10, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021, and the period from February 16, 2021 through September 30, 2021 the Company incurred $30,000 and $70,000, respectively, in fees for these services. As of September 30, 2021 $10,000 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Forward Purchase Agreements

The Company entered into forward purchase agreements on January 26, 2021, pursuant to which the forward purchase investors agreed to purchase 5,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $50,000,000 in the aggregate, in private placements that will close substantially concurrently with the closing of a Business Combination (the “Forward Purchase Shares”). Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The Forward Purchase Shares will be identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the Forward Purchase Shares. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The Forward Purchase Shares will be issued only in connection with the closing of a Business Combination. As of September 30, 2021 as a result of the merger agreement with Innovid the forward purchase agreement is no longer applicable which is described in Note 7.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.  As of September 30, 2021, there were no Working Capital Loans.

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

SEPTEMBER 30, 2021

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

The Transactions are targeted to be consummated in the fourth quarter of 2021, after receipt of the required approval by the shareholders of the Company (the “the Company Shareholder Approval”) the required approval by the stockholders of Innovid (the “Innovid Stockholder Approval”) and the fulfillment of certain other terms and conditions set forth in the Merger Agreement.

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

SEPTEMBER 30, 2021

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Termination

The Merger Agreement may be terminated:

●	by mutual written consent of the Company and Innovid;

●	by either the Company or Innovid, if the First Effective Time has not occurred by 11:59 p.m., New York City time, on December 24, 2021 (the “Termination Date”); provided, however, that if the SEC has not declared the Proxy Statement/Registration Statement effective on or prior to November 30, 2021, the Termination Date shall be automatically extended to February 24, 2022; provided, further, that the right to terminate the Merger Agreement will not be available to any Party whose material breach of any provision of therein caused or resulted in the failure of the First Merger to be consummated by such time;

●	by either the Company or Innovid, if a governmental entity has issued an order or decree or has taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Transactions, including the Mergers, which order, decree or other action is final and non-appealable;

●	by either the Company or Innovid, if, the Company fails to obtain the the Company Shareholder Approval upon vote taken thereon at the Company shareholder meeting (or at a meeting of its shareholders following any adjournment or postponement thereof);

●	by Innovid, if the Company has breached or failed to perform any of its covenants or representations and warranties or other agreements contained in the Merger Agreement in any material respect and has not cured such breach within the time periods provided for in the Merger Agreement;

●	by the Company, if Innovid has breached or failed to perform any of its covenants or representations and warranties or other agreements contained in the Merger Agreement in any material respect and has not cured such breach within the time periods provided for in the Merger Agreement; or

●	by the Company, by written notice to Innovid, if the Innovid Stockholder Approval has not have been obtained within five (5) Business Days after the Registration Statement Effective Date, except that the Company will have no right to terminate at any time following the delivery to the Company or its representatives on its behalf of the Innovid Stockholder Approval, even if the Innovid Stockholder Approval is delivered following such five (5) Business Days period after the Registration Statement Effective Date.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 there were 25,300,000 shares of Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,325,000 founder shares issued and outstanding.

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

NOTE 9. WARRANTS

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

NOTE 10. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy of Assets and Liabilities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and February 16, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	February 16, 2021
Assets:
Marketable securities held in Trust Account (1)(2)	1	$253,042,565	$253,000,000
Liabilities:
Private Placement Warrants(1)	3	$26,192,600	$24,812,195
Public Warrants(1)	1	$3,447,125	5,252,879

(1)	Measured at fair value on a recurring basis. As of February 16, 2021 the public warrants were classified as Level 3.

(2)	The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrants liability on the Balance Sheets. The warrants liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants liability in the Statements of Operations.

Measurement

The Company established the initial fair value for the Warrants as of February 16, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes simulation model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-eighth of one Public Warrant) and (ii) the sale of Private Placement Warrants first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants began trading separately on April 5, 2021 and their value is based on the publicly traded price as of September 30, 2021. Due to the use of a quoted price in an active market, the Public Warrants are classified as Level 1 as of September 30, 2021. The Private Placement Warrants continue to be classified as Level 3 as of September 30, 2021 and continue to be valued based on a Black-Scholes simulation model.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The key inputs into the Monte Carlo simulation model for the Public Warrants were as follows at initial measurement:

Input	February 16, 2021 (Initial measurement)
Risk-free interest rate	0.73%
Expected term (years)	5.87
Expected volatility	23.2%
Exercise price	$11.50
Fair value of Unit	$10
Fair value of Class A ordinary share	$9.79

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

Input	September 30, 2021	February 16, 2021 (Initial measurement)
Risk-free interest rate	1.01%	0.73%
Expected term (years)	5.20	5.87
Expected volatility	46.3%	42.6%
Exercise price	$11.50	$11.50
Fair value of Unit	$10.05	$10
Fair value of Class A ordinary share	$9.91	$9.79

Measurement

The Company’s use of a Monte Carlo simulation and Black-Scholes model required the use of subjective assumptions:

●	The risk-free interest rate assumption was interpolated based on constant maturity U.S. Treasury rates over a term commensurate with the expected term of the warrants.

●	The expected term was determined based on the expected date of the initial Business Combination, as the Warrants expire on the date that is 5 years from the completion of the initial Business Combination.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on size and proximity.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-eighth of one Public Warrant, represents the price paid in the Initial Public Offering.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrants Liability
Fair value as of February 16, 2021 (initial measurement)	$24,812,195	$5,252,879	$30,065,074
Change in fair value	1,380,405	344,746	1,725,151
Transfer to Level 1	—	(5,597,625)	(5,597,625)
Fair value as of September 30, 2021	$26,192,600	$—	$26,192,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $5,597,625.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 18, 2021, ION entered into new subscription agreements (the “Additional Subscription Agreements”, collectively with the Initial Subscription Agreements, the “Subscription Agreements”) with certain accredited and institutional investors, including funds affiliated with ION, pursuant to which the investors collectively subscribed for an additional 5,000,000 shares of ION Class A Common Stock for an aggregate purchase price equal to $50,000,000 (the “Additional PIPE Investment” and together with the Initial PIPE Investment the “PIPE Investment”). This includes an additional 200,000 shares purchased by funds affiliated with ION. The terms of the Additional Subscription Agreements are the same as the Initial Subscription Agreements. The total anticipated proceeds from the PIPE Investment, after taking into account the Initial PIPE Investment and the Additional PIPE Investment, will total $200 million.

The closing of the Additional Subscription Agreements is conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

On October 18, 2021, ION entered into new subscription agreements (the “Additional Subscription Agreements”, collectively with the Initial Subscription Agreements, the “Subscription Agreements”) with certain accredited and institutional investors, including funds affiliated with ION, pursuant to which the investors collectively subscribed for an additional 5,000,000 shares of ION Class A Common Stock for an aggregate purchase price equal to $50,000,000 (the “Additional PIPE Investment” and together with the Initial PIPE Investment the “PIPE Investment”). This includes an additional 200,000 shares purchased by funds affiliated with ION. The terms of the Additional Subscription Agreements are the same as the Initial Subscription Agreements. The total anticipated proceeds from the PIPE Investment, after taking into account the Initial PIPE Investment and the Additional PIPE Investment, will total $200 million.

The closing of the Additional Subscription Agreements is conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

The Transactions are targeted to be consummated in the fourth quarter of 2021, after receipt of the required approval by the shareholders of the Company (the “the Company Shareholder Approval”) the required approval by the stockholders of Innovid (the “Innovid Stockholder Approval”) and the fulfillment of certain other terms and conditions set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended September 30, 2021, we had a net loss of $1,548,638, which consisted of interest income on marketable securities held in the Trust Account of $17,595, and a change in fair value of warrant liabilities of $2,150,500, offset by formation and operating expenses of $3,716,611.

For the nine months ended September 30, 2021, we had a net loss of $4,168,087, transaction cost for warrant liabilities of $299,770, a change in fair value of warrant liabilities of $425,349, interest income on marketable securities held in the Trust Account of $42,687, offset by formation and operating expenses of $4,336,231.

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

As of September 30, 2021, we had $184,007 in cash and cash equivalents.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares – Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares – Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

Warrant Liability

We evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating net income (loss) per ordinary share. In order to determine the net income (loss) attributable to the redeemable Class A ordinary shares and the non-redeemable Class B shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable Class A ordinary shares was considered to be dividends paid to the public shareholders.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness previously disclosed in our Quarterly Report on Form 10-Q filed on May 24, 2021 and reporting results as of the quarter ended March 31, 2021.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above in Note 8, so long as they are held by the initial purchaser or its permitted transferees.

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

ION ACQUISITION CORP 2 LTD.

Date: November 15, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)