Form 10-Q/A
period 2021-09-30
ION Acquisition Corp 2 Ltd.
filed 2021-11-26
CIK 1835378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of November 26, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 2 LTD.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

ION Acquisition Corp. 2 LTD. (the “Company,” “ION 2,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on February 16, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company also revised its net loss per ordinary share calculation.

On November 25, 2021, the Company’s management, together with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet as of February 16, 2021 (the “Post IPO Balance Sheet”), filed with the SEC on February 22, 2021, (ii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (iii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report and the Post IPO Balance Sheet should no longer be relied upon. On November 26, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

ii

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited) (RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	—	$—	6,325,000	$633	$24,367	$(5,000)	$20,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,367)	(37,119,087)	(37,143,454)

Net loss	—	—	—	—	—	(1,880,581)	(1,880,581)

Balance – March 31, 2021	—	—	6,325,000	633	—	(39,004,668)	(39,004,035)

Net loss	—	—	—	—	—	(738,868)	(738,868)

Balance – June 30, 2021	—	—	6,325,000	633	—	(39,743,536)	(39,742,903)

Net loss	—	—	—	—	—	(1,548,638)	(1,548,638)

Balance – September 30, 2021	—	$—	6,325,000	$633	$—	$(41,292,174)	$(41,291541)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 16, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$210,576,766	$42,423,234	$253,000,000
Class A ordinary shares	$424	$(424)	$—
Additional paid-in capital	$5,303,723	$(5,303,723)	$—
Accumulated deficit	$(304,770)	$(37,119,087)	$(37,423,857)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(42,423,234)	$(37,423,224)

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$208,995,955	$44,004,045	$253,000,000
Class A ordinary shares	$440	$(440)	$—
Additional paid-in capital	$6,884,518	$(6,884,518)	$—
Accumulated deficit	$(1,885,581)	$(37,119,087)	$(39,004,668)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(44,004,045)	$(39,004,035)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$208,257,092	$44,742,908	$253,000,000
Class A ordinary shares	$448	$(448)	$—
Additional paid-in capital	$7,623,373	$(7,623,373)	$—
Accumulated deficit	$(2,624,449)	$(37,119,087)	$(39,743,536)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(44,742,908)	$(39,742,903)

Statement of Operations For the Three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A ordinary shares (redeemable)	—	12,087,778	12,087,778
Basic and diluted net income per Class A ordinary shares (redeemable)	$—	$2.97	$2.97
Weighted average shares outstanding, Class B ordinary shares (non redeemable)	7,921,054	(2,026,887)	5,894,167
Basic and diluted net loss per Class B ordinary shares (non redeemable)	$(0.24)	$0.14	$(0.10)

Statements of Operations For the Three months ending June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A ordinary shares (redeemable)	—	25,300,000	25,300,000
Basic and diluted net loss per Class A ordinary shares (redeemable)	$—	$(0.02)	$(0.02)
Weighted average shares outstanding, Class B ordinary shares (non redeemable)	10,726,807	(4,401,807)	6,325,000
Basic and diluted net loss per Class B ordinary shares (non redeemable)	$(0.07)	$0.05	$(0.02)

Statements of Operations For the Six months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A ordinary shares (redeemable)	—	18,730,387	18,730,387
Basic and diluted net income per Class A ordinary shares (redeemable)	$—	$1.88	$1.88
Weighted average shares outstanding, Class B ordinary shares (non redeemable)	9,386,872	(3,276,099)	6,110,773
Basic and diluted net loss per Class B ordinary shares (non redeemable)	$(0.28)	$0.17	$(0.11)

*	The “As previously reported” weighted average shares outstanding and basic and diluted net loss per share included Class B shares and Class A shares that were classified to equity.

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Statement of Changes in Shareholders’ (Deficit) Equity for the Three Months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of 25,300,000 Class A shares, $0.0001 par value; 500,000,000 shares authorized; 25,300,000 shares subject to redemption, net of underwriting discounts and offering costs	$208,796,106	$(208,796,106)	$—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,325,000 shares issued and outstanding	$633	$—	$633
Sale of 7,060,000 Private Placement Warrants	$7,060,000	$(7,060,000)	$—
Class A ordinary shares subject to possible redemption	$(208,995,515)	$208,995,515	$—
Accretion for Class A ordinary shares subject to redemption amount	$—	$(37,143,454)	$(37,143,454)
Additional paid-in capital	$6,884,518	$(6,884,518)	$—
Accumulated deficit	$(1,885,581)	$(37,119,087)	$(39,004,668)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(44,004,045)	$(39,004,035)

Statement of Changes in Shareholders’ (Deficit) Equity for the Three Months ended June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$738,863	$(738,863)	$—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized, 6,325,000 shares issued and outstanding	$633	—	$633
Additional paid-in capital	$7,623,373	$(7,623,373)	$—
Accumulated deficit	$(2,624,449)	$(37,119,087)	$(39,743,536)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(44,742,908)	$(39,742,903)

Statement of Cash Flows for the Period from January 1, 2021 through March 31, 2021, Non-Cash Investing and Financing Activities (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$—	$253,000,000	$253,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021, Non-Cash Investing and Financing Activities (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$240,641,840	$12,358,160	$253,000,000
Change in value of Class A ordinary shares subject to redemption	$(32,384,748)	$32,384,748	$—

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

ION ACQUISITION CORP 2 LTD. and its Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public and Private Placement Warrants	(30,065,074)
Class A ordinary shares issuance costs	(14,138,380)
Plus:
Proceeds received from issuance of Private Placement Warrants	7,060,000
Accretion of carrying value to redemption value	37,143,454

Class A ordinary shares subject to possible redemption	$253,000,000

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The condensed consolidated statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable Class B ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements.

As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s financial reporting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness previously disclosed in our Quarterly Report on Form 10-Q filed on May 24, 2021 and reporting results as of the quarter ended March 31, 2021, in our Quarterly Report on Form 10-Q filed on August 16, 2021 and reporting results as of the quarter ended June 30, 2021, and in our Quarterly Report of Form 10-Q filed on November 15, 2021 and reporting results as of the quarter ended September 30, 2021.

Management identified a material weakness in our internal control over financial reporting related to the Company’s reporting for complex financial instruments. As a result, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our processes now include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time. We offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2021, we consummated our Initial Public Offering of 25,300,000 Units, inclusive of 3,300,000 Units sold to the underwriter upon the election to fully exercise its over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $253,000,000. Goldman Sachs & Co. LLC and Morgan Stanley& Co. LLC acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1, as amended (No. 333-252440). The registration statement became effective on February 10, 2021.

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

ION ACQUISITION CORP 2 LTD.

Date: November 26, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 26, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)