Form 10-K
period 2021-12-31
Innovid Corp.
filed 2022-03-18
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40048
____________________________
Innovid Corp.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	87-3769599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
30 Irving Place, 12th Floor New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)
+1 (212) 966-7555
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CTV	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	CTVWS	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of ION Acquisition Corp. 2 Ltd., our predecessor, on June 30, 2021, based on the closing price of $9.89 for shares of common stock, was approximately $331 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.

The registrant had outstanding 131,718,858 shares of common stock as of March 16, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BASIS OF PRESENTATION
Unless otherwise stated in this prospectus or the context otherwise requires:
“ACR” means automated content recognition;
“Advertising Services” means the Company’s leading independent software platform that provides ad serving and creative services;
“APAC” means US, Asia-Pacific region;
“API” means Application Programming Interface;
“Available Cash” means an amount equal to (i) all freely usable cash in the Trust Account (after reduction for the aggregate amount of payments required to be made in connection with the redemptions of ION Class A Ordinary Shares and payment of deferred underwriting commissions and taxes payable on interest earned), plus (ii) the aggregate amount of net cash proceeds from the PIPE Investment as of immediately prior to the Closing;
“AVOD” means free, ad-supported video-on-demand;
“Board” means the board of directors of Innovid Corp.;
“Bylaws” means Innovid’s bylaws;
“CARES Act” means the Coronavirus Aid, Relief, and Economic Security Act;
“CCPA” means the California Consumer Privacy Act of 2018;
“CEO” means Chief Executive Officer;
“Certificate of Incorporation” means Innovid’s Certificate of Incorporation;
“CFC” means controlled foreign corporation;
“CFO” means Chief Financial Officer;
“Closing” means the closing of the Transaction;
“Closing Date” means the closing date of the Transaction;
“CMT” means Campaign Management Tool;
“Common stock” means Innovid common stock, par value $0.0001 per share;
“Company,” “we,” “us” and “our” refers to Innovid Corp . and its subsidiaries;
“COVID-19” means the novel coronavirus which began in 2019;
“CPRA” means the California Privacy Rights Act;
“CSF” means Campaign Submission Form;
“CTV” means connected TV;
“DCO” means Dynamic Creative Optimization;
“DGCL” means the General Corporation Law of the State of Delaware;
“DSP” means Demand-Side Platforms;
“EEA” means the European Economic Area;
“EEA GDPR” means EEA General Data Protection;
“EMEA” means Europe, the Middle East and Africa re
“ESPP” means Innovid’s 2021 Employee Stock Purchase Plan;
“EU” means European Union;

“Exchange Act” means the Securities Exchange Act of 1934, as amended;
“Exchange Ratio” means the ratio which applied to each share of Legacy Innovid redeemable convertible preferred stock and common stock when converted into the right to receive approximately 1.337 shares of the common stock of the Company as a result of the Transaction.
“FCPA” means the U.S. Foreign Corrupt Practice Act of 1977 as amended;
“Flexibility Act” means the Paycheck Protection Program Flexibility Act;
“Forward Purchase Agreements” means the forward purchase agreements entered into, or amended and restated, by ION on January 26, 2021;
“Founder Shares” means the 6,325,000 shares of ION Class B Ordinary Shares Stock purchased by the Sponsor in a private placement prior to the ION IPO, subject to certain forfeitures immediately prior to Closing agreed to by Sponsor in the Sponsor Support Agreement;
“Founders Loans” means the Tal Chalozin Loan and the Zvika Netter Loan.
“FTC” means the Federal Trade Commission;
“GAAP” means accounting principles generally accepted in the United States of America;
“GDPR” mean General Data Protection Regulation from the United Kingdom;
“GILTI” means global intangible low-taxed income;
“IAB” means Interactive Advertising Bureau;
“Innovid” or “Innovid Corp.” means Innovid Corp., a Delaware corporation;
“Innovid Corp. Incentive Plan” means Innovid’s 2021 Incentive Award Plan;
“Innovid Inc.” or “Legacy Innovid” means Innovid, Inc., a Delaware corporation;
“ION” means ION Acquisition Corp 2 Ltd. prior to the Transaction;
“ION Class A Share” means Class A ordinary shares of ION, par value $0.0001 per share;
“ION Class B Ordinary Share” means the Class B ordinary shares of ION, par value $0.0001 per share;
“ION IPO” means ION’s initial public offering that was consummated on February 16, 2021;
“JOBS Act” means the Jumpstart Our Business Startups Act of 2012;
“LATAM” means Latin American region;
“Legacy Plan” means Legacy Innovid’s stock option plan.
“Merger Agreement” means the Agreement and Plan of Merger dated June 24, 2021 by and among ION, Innovid, Inc., Merger Sub 1 and Merger Sub 2;
“Merger Sub 1” means Inspire Merger Sub 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of ION;
“Merger Sub 2” means Inspire Merger Sub 2, LLC, a Delaware Limited Liability Company and a direct wholly owned subsidiary of ION;
“Mergers” mean Merger 1 and Merger 2, collectively;
“MRC” refers to Media Rating Council;
“NAI” are to the Network Advertising Initiative;
“NYSE” means the New York Stock Exchange;
“OOH” means Out of Home;
“OTT” means over-the-top;

“PIPE Financing” means the purchase of shares of our common stock pursuant to the Subscription Agreements, and the purchase of shares of our common stock and warrants pursuant to the Forward Purchase Agreements;
“PIPE Investment” means the issuance and sale of $200,000,000 of common stock in a private placement to the PIPE Investors pursuant to the Subscription Agreements;
“PIPE Investors” mean those certain investors participating in the PIPE Financing pursuant to the Subscription Agreements and the Forward Purchase Agreements;
“PPP Loan” means Paycheck Protection Program Loan;
“Private Placement Warrants” means warrants which were not transferable, assignable or salable until 30 days after the completion of the Transaction and exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchaser or its permitted transferees.
“SEC” means the United States Securities and Exchange Commission;
“Securities Act” means the Securities Act of 1933, as amended;
“SDK” mean Software Development Kit;
“Special Meeting” means ION shareholders meeting held on November 29, 2021;
“Sponsor” means ION Holdings 2, LP, a Cayman Islands exempted limited partnership;
“Sponsor Support Agreement” means that certain Support Agreement, dated June 22, 2021, by and among the Sponsor, ION, Innovid Inc. and the other parties thereto, as amended and modified from time to time;
“SSIG” means the Special Situations Investing Group II, LLC;
“SSP” means stand-alone selling price;
“Subscription Agreements” means the subscription agreements dated June 24, 2021 the “Initial Subscription Agreements” and October 18, 2021 the “Additional Subscription Agreements” pursuant to which (together with the Forward Purchase Agreements) the PIPE Financing will be consummated;
“SVB” means Silicon Valley Bank;
“Transaction” means the Mergers and the related transactions contemplated by the Merger Agreement;
“TV Squared” means TV Squared Limited;
“UI” means to user interface;
“UK” means United Kingdom;
“US” means United States of America;
“warrants” means the redeemable warrants (including those that underlie the units) that were offered and sold by ION in its initial public offering and registered pursuant to the IPO registration statement or the redeemable warrants of Innovid Corp. issued as a matter of law upon the conversion thereof following the Transaction, as context requires;
“WTO” means to the World Trade Organization;

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of Innovid. Although Innovid believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this prospectus, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
You should not place undue reliance on these forward-looking statements in deciding how your vote should be cast or in voting your shares on the proposals set out in this prospectus. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
• our public securities’ potential liquidity and trading;
• our ability to raise financing in the future;
• our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
• changes in applicable laws or regulations;
• our ability to maintain and expand relationships with advertisers;
• decreases and/or changes in CTV audience viewership behavior;
• Innovid’s ability to make the right investment decisions and to innovate and develop new solutions;
• the accuracy of Innovid’s estimates of market opportunity, forecasts of market growth and projections of future financial performance;
• the extent of investment required in Innovid’s sales and marketing efforts;
• Innovid’s ability to effectively manage its growth;
• sustained overall demand for advertising;
• the impact of the COVID-19;
• the continued acceptance of digital advertising by consumers and the impact of opt-in, opt-out or ad-blocking technologies;
• Innovid’s ability to scale its platform and infrastructure to support anticipated growth and transaction volume;
• the impact of increasing competition in the digital advertising space, including with competitors who have significantly more resources;
• other risks and uncertainties indicated in this prospectus, including those set forth under the section titled “Risk Factors.”
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

SUMMARY OF THE RISK FACTORS
Innovid’s business is subject to numerous risks and uncertainties, including those highlighted in the section titled Item 1A. “Risk Factors” below, that represent challenges that Innovid faces in connection with the successful implementation of its strategy and the growth of its business. In particular, the following considerations, among others, may offset its competitive strengths or have a negative effect on its business strategy, which could cause a decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:
• Innovid’s business depends on its ability to maintain and expand relationships with advertisers;
• Innovid has a history of net losses in the previous years, and it anticipates increasing operating expenses in the future, and it may not be able to achieve and, if achieved, maintain profitability;
• Decrease and/or changes in CTV audience viewership behavior may adversely affect Innovid’s business and growth potential;
• Innovid’s estimates of market opportunity, forecasts of market growth and projections of future financial performance may prove to be inaccurate;
• Innovid’s sales and marketing efforts may require significant investments and, in certain cases, involve long sales cycles, and may not yield the results Innovid seeks;
• Innovid’s revenue and results of operations are highly dependent on the overall demand for advertising;
• Innovid’s business depends on a limited number of advertising agencies and advertisers;
• If the use of digital advertising is rejected by consumers, through opt-in, opt-out or ad-blocking technologies or other means, it could have an adverse effect on Innovid’s business, results of operations, and financial condition;
• The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic, could adversely affect Innovid’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and difficult to predict;
• If the ability to collect, use, and disclose data is limited by consumer tools, regulatory restrictions or technology limitations, certain advertising offerings could be impacted and Innovid’s business may be adversely affected;
• If the use of third-party “cookies,” mobile device IDs or other tracking technologies is restricted without similar or better alternatives, certain offerings could be impacted and Innovid’s business may be adversely affected;
• Market pressure may reduce Innovid’s revenue per impression;
• Innovid must scale its platform infrastructure to support anticipated growth and transaction volume and it may fail to do so;
• If advertisers, publishers and data providers do not obtain necessary and requisite consents from consumers for Innovid to process their personal data, Innovid could be subject to fines and liability;
• Seasonal fluctuations in advertising activity could have a negative impact on Innovid’s revenue, cash flow and operating results;
• Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or disruptions from Innovid’s inability to adequately plan for and manage service failures or infrastructure capacity requirements, could impair the delivery of Innovid’s services and harm its business;
• If CTV, mobile devices or their operating systems and Internet browsers develop in ways that prevent advertisements from being delivered to consumers, Innovid’s business, results of operations, and financial condition generally, could be adversely affected;
• The market in which Innovid participates is intensely competitive, and Innovid may not be able to compete successfully with its current or future competitors;
• If advertisers or publishers do not have sufficient rights to the content, technology, data, or other material that they provide or make available to Innovid, Innovid’s business and reputation may be harmed;
• Innovid’s platform relies on third-party open source software components, any failure to comply with the terms of underlying open source software licenses could negatively impact Innovid’s business; and

• Innovid is subject to legislation related to data privacy and data protection in a variety of jurisdictions, failure to comply with such laws may adversely affect Innovid’s business; and
• Any failure of Innovid’s platform to operate as expected, including as a result of system failures, security breaches or cyberattacks, may adversely affect Innovid’s business.

Part I

Item 1. Business
Vision
Innovid’s vision is to reimagine TV advertising. Our name stands for innovation in video, and originated from our desire to change how the world engages with TV and video advertisements. Our mission is to provide the infrastructure empowering advertisers to connect with consumers in a more personalized, data-driven and interactive manner.
Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV ads across CTV, mobile TV and desktop TV environments. As of December 31, 2021, over 50% of the top 200 brands by US TV advertising spend according to Kantar Media and Winmo are utilizing our platform in their advertisement delivery infrastructure. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. In 2021, CTV accounted for 46% of all video impressions served by Innovid, up from 40% in 2020, a year-over-year increase of 47%. An impression is the metric used to quantify the number of views of an advertisement. Impressions are measured by cost per mile (CPM), where mile refers to 1,000 impressions (or cost per thousand). For example, a CTV ad might have a CPM of $25, meaning that the content owner receives $25 every time an ad is displayed 1,000 times within a designated program. Ad servers, such as Innovid, provide a pixel that is implemented within an ad. When an ad with that pixel loads, an impression is counted. Counting impressions is essential to how digital advertising is measured, accounted and paid for. We serve many of the top TV advertisers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, Volvo and many more, with such clients representing the key verticals we serve.
A key driver of CTV growth has been the evolving preferences of consumers. Consumers are increasingly cutting the cord and streaming TV content OTT through internet-connected devices rather than traditional broadcast, satellite or cable TV. We believe OTT content, which is typically delivered on-demand, seeks to provide a better user experience, and often saves the consumer money over traditional paid TV services. Advertisers seeking to engage these audiences are rapidly shifting dollars away from traditional TV mediums towards increasing budgets for CTV. Advertisers can also benefit from the shift to CTV as the digitally delivered ads can be personalized and measured in real time, similar to other digital advertising mediums such as internet browser-based formats. As a result, TV advertisers have better transparency, control and ultimately potential return on investment from their CTV advertising.
Innovid’s purpose-built CTV infrastructure platform comprises three key offerings: Ad Serving Solutions, Creative Personalization Solutions and Measurement Solutions. Our software-based platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including demand side platforms such as The Trade Desk and Amobee; supply side platforms such as Magnite and Verizon Media; publishers such as Hulu and Peacock; and end user devices such as Amazon Fire and Samsung Smart TV. Our offerings encompass independent global ad serving, data-driven personalization, and new forms of measurement designed to connect all channels in a clean, comparable, and privacy-compliant manner. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions or facilitate the purchasing of advertisement inventory. Because we do not make ad buying or selling decisions we are able to maintain our independence and remain free of potential buying conflicts.
Our target clients comprise the largest global TV advertisers. In 2021, our blue-chip advertiser client base included over half of the top 200 brands by TV US advertising spend according to Kantar Media and Winmo. In addition, we work closely with the top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos. and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, financial services, automotive and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure. We define a core client as an advertiser that generates at least $100,000 of annual revenue. We have a history of strong growth in our core client base, with 109 core clients as of December 31,2021. No individual core client (brand/advertiser) represented more than 14% of 2021 revenue. Innovid serves customers globally through a delivery footprint covering over 75 countries, including the US, China, UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan and Australia. In 2021 approximately 9% of Innovid’s revenue was generated by our customers outside of the US.

Our revenue model is based on impressions volume and the cost per impression for our various ad serving services. For our core ad serving platform, we generate revenue from our advertising customers based on the volume of advertising impressions delivered, enabling us to grow as our customers increase their digital ad spend and corresponding ad impressions. Additionally, we generate revenue from creative services based on flat fee per projects and measurement solutions based on the volume of advertising impressions measured. As we introduce new products such as advanced measurement and creative capabilities including personalization and interactivity, we expect to be able to charge higher prices per impression volume.
Industry Overview
As consumers rapidly shift their viewing from traditional linear TV to streaming TV, marketers and agencies are recognizing the need to make CTV a strategic focus. We believe that our business benefits from many of the most significant trends in digital marketing and advertising, including:
•Digitalization of TV Advertising. The advertising industry continues to see traditional mediums such as linear TV, radio, and OOH transition to digital channels and platforms. This has created a new environment where the operational silos that existed historically between linear and digital are being removed with new open software and technology platforms enabling this evolution. In particular, according to Dentsu, TV advertising is gravitating toward CTV due to its ability to provide the reach, addressability, interactivity, and measurability most commonly associated with digital media.
•Consumers Are “Cutting the Cord” and Adopting Streaming Services with Advertisers Quickly Following Suit. According to Nielsen, CTV consumption has grown at one of the fastest rates for any sector of the ad market, driven by cord cutters moving from traditional pay TV services to OTT and CTV experiences. Ad dollars are following suit with spending migrating from traditional TV to CTV. According to eMarketer, US CTV advertising spending reached $14.4 billion in 2021, which is 18.2% of total TV ad spending, up from just 3.6% five years ago. That figure is projected to more than triple by 2025, demonstrating significant upside.
•Rise of Advertising-Supported Content. AVOD services have emerged as a cost-effective alternative for price-conscious TV viewers. According to eMarketer, AVOD spending is estimated to grow 43% year-over-year, up to $11.2 billion of ad spend in 2022. Major streaming services who offer both ad-free and ad-supported tiers have seen the majority of subscribers, with 70% in the case of Hulu opting for the cheaper, ad-supported tier, according to a 2020 Decider article. According to Digiday, the market is seeing ad-supported services like The Roku Channel, Hulu, and Pluto TV gaining share. We believe this trend, combined with the rapid introduction of new ad-supported streaming services such as Peacock, HBO Max, Discovery+, and Paramount+, indicates that the move to AVOD is here for the long-term.
•Fragmentation Fuels Technology Consolidation. As of December 2020, there were more than 200 streaming services in the market, according to Gazette, presenting a significant challenge for advertisers trying to reach a large audience at scale. The growing ecosystem of disparate partners, each with their own unique formats, infrastructure and operating procedures has fueled increased demand for open and independent technology platforms that are able to connect and simplify workflows across the various closed ecosystems, or walled gardens, that restrict access to applications, content and/or media and an increasing universe of other media providers. Innovid has built an open and independent software platform with a wide moat driven by deep and exclusive integrations across the fragmented CTV ecosystem, allowing advertisers to consolidate the creation, delivery and measurement of digital TV ads on a single platform, independent of the large technology walled garden players who dominate many other parts of the digital world.
•Renewed Focus on User Experience. We believe untargeted ads served at a high frequency have lost favor to a new model focused on fewer, better ads. Marketers are adopting data-driven advertising strategies to improve creative relevance through personalized ads while at the same time optimizing ad delivery against key metrics such as reach and frequency in real-time. Technology plays a critical role in empowering advertisers to leverage data to improve relevance and provide the infrastructure for real-time optimization of ad delivery based on accurate measures across consumers.
About Innovid
CTV is a large and growing industry with significant upside potential, but it also has its own set of challenges. Innovid’s solutions are designed to solve three core areas of disruption for large advertisers shifting investment to CTV; the streaming and delivery of creative, personalization of creative, and measurement. Our solutions starts with the workflow for personalizing and delivering ads, a process that allows us to collect relevant information such as IP or device ID within our system to enable measurement of advertising. In the middle of this workflow loop is a complex ecosystem of providers that Innovid supports through collaboration and integration, but does not compete with. This includes Demand Side Platforms who enable programmatic ad buying.

The Innovid Platform
Innovid powers many of the leading TV advertisers globally through its integrated solutions across CTV, mobile TV, desktop TV, display and other channels. The Innovid platform consists of three core offerings: Ad Serving, Creative Personalization and Measurement. Together, these offerings allow brands and advertisers to effectively deliver personalized ads to audiences and measure effectiveness across all major TV mediums.
Ad Serving Solutions
Innovid’s ad serving platform consists of three primary offerings:
•Campaign Submission Form. Our CSF is a web-based portal used by clients to submit all advertising campaign information and creative assets. The CSF allows marketers to upload assets, which are then automatically validated and subjected to QA procedures to ensure compliance with approximately 55 different delivery format specifications. Validated assets are then automatically encoded to deliver multiple publisher-specific versions of a single base asset delivered by our customers. The CSF also allows advertisers to submit relevant vendor integrations (e.g., viewability and verification) and to set up creative ad rotation and swap strategies. We integrate with third-party APIs to seamlessly pass ad creative where third-party ad serving is not allowed.
•Campaign Management Tool. The CMT is our platform portal for campaign implementation and management. The CMT is our central hub for managing partner integrations, publisher tag generation, click-through and tracking management, as well as supporting QA. This workflow tool leverages multiple integrations and verification partners to streamline day-to-day operations, eliminate unnecessary work, expedite campaign launches and minimize reporting discrepancies.
•Analytics Dashboard: Our analytics dashboard provides a unified visualization of ad performance filterable by delivery, audience reach, device breakdown, viewability, verification and more. Within the UI, our custom report building feature allows users to customize and save their own templated reports, scheduling them for automatic delivery if desired. Our platform also provides several templates to guide users in their report building as well as integrating with third-party data visualization partners.
Creative Personalization Solutions
Our DCO solution enables advertisers to generate millions of personalized ad versions from a single asset. Multiple tools within our creative optimization solution are proprietary to Innovid.
•Software Development Kit . Our proprietary SDK allows CTV publishers to execute advanced video formats across all CTV devices and enables advanced measurement. The Innovid SDK is integrated with many of the leading CTV apps and devices, including a device-level integration in the Roku Ad Framework, a direct integration with Hulu, as well as integrations with a growing list of publishers and app developers, providing advanced video capabilities into more than 100 apps on all the leading devices.
•Creative Composer Suite: We provide flexibility for designers and developers to author ads through any combination of internal, external, and/or code-based tools. Our ad authoring solutions allow clients to handle the design and development of interactive and personalized templates in tandem, which saves time and allows focus on the creative. Our proprietary suite features CTV Composer, an intuitive tool that enables the design of custom or templated interactive and dynamic CTV ads. We also offer Adobe and Google Web Designer plug-ins to streamline ad creation and data feed mapping, in addition to an open creative API for a code-based solution.
•Decision Trees. Our decision trees provide flexibility to create and visualize strategies using boolean logic across multiple data sets. Users can combine and prioritize across first-and third-party data sets such as geo, weather, date/time, audience, frequency, sequencing, publisher data, retargeting, and ISP. Within each decision tree branch, creatives can be managed via ad rotation, sequencing, and optimization. We can also connect directly to client APIs to build a custom strategy.
•Dynamic Rendering Engine. Our proprietary dynamic rendering engine is robust, and uses automation to streamline workflows. It is designed to seamlessly pre-render dynamic static images, animations, and videos. These ads are assembled server-side (cloud) and in real-time upon ad request. Our proactive certification includes automated specifications compliance and video encoding, ensuring that ads are served at the highest possible quality across all publishers and devices, including 4K CTV.

Measurement Solutions
Our MRC accredited measurement solutions are designed to provide holistic and granular household-level analysis for the TV and digital ecosystem. In addition to standard measurement and reporting included within Innovid’s ad serving solutions, we provide converged TV measurement through TVSquared by Innovid. Innovid acquired TVSquared, an independent global measurement and attribution platform for converged TV, in Q1 2022, establishing a global, independent measurement platform for linear TV, CTV, and digital. TVSquared by Innovid measures the complete TV universe, enabling accurate, always-on, identity-enabled measurement and attribution, at scale, for advertisers everywhere – driving brand growth and maximizing audience reach.
■Measure Reach and Frequency: Provides a holistic view of total TV media investment with cross-platform measurement, inclusive of incremental reach and ad delivery across linear and streaming campaigns.
■Impression delivery across channels and audiences;
■Accurate reach and frequency metrics;
■Optimal reach and frequency for the greatest efficiency;
■Incremental reach beyond linear and across streaming platforms;
■Quantify TV Impact and Business Outcomes: Measures the immediate and longer-term business impact of converged TV campaigns with full-funnel analytics and rapid speed to insight.
■Online and offline outcomes;
■KPIs that matter – sales, registrations, app activities, web visits, in-store traffic and more;
■Complete TV ROI, from total campaign to individual publishers and media channels;
■Inform Activation with Audience Analytics: Link authenticated household-level viewing data along the customer journey for advanced audience analytics that inform activation.
■Audience reach and response across channels, platforms and screens;
■Campaign optimization for audiences most likely to convert;
■First- and third-party audience data tied to ad exposure for identity resolution.
What We Do
We Are TV-Centric, with Omnichannel Reach
Our name Innovid stands for “Innovation in Video” based on our vision that one day the majority of video advertising would be delivered digitally, primarily to CTV devices. Our solutions were purpose-built with TV at the center to bridge the gap between linear TV and CTV, while providing for integrated customer experiences across video, display, social, audio, and more. The world’s leading advertisers have chosen Innovid to expand their CTV expertise while seamlessly managing advertising experiences across CTV, mobile TV, desktop TV, display, social, and audio.
We Are Independent with No Media Buying Conflicts
Innovid provides unbiased, independent data measurement without media buying conflicts. Marketers are able to secure a window into walled garden performance with our preferred measurement solutions. Our independence allows us to work across all parties as a Facebook Preferred Measurement Partner, Google Measurement Partner, and YouTube ADH and Contextual Partner.
We Provide Infrastructure To Improve Advertising
Our goal is to allow customers to do more in less time, with easy-to-use AI-powered workflows that eliminate manual dependencies on individuals. Our easy-to-implement workflows, triggers and machine learning technology reduce reliance on manual processes to optimize investments. By removing tedious tasks that monopolize marketers’ time and energy, effort is able to be refocused on higher-impact strategic areas.

We Unify and Activate Data Across Channels
Data connectivity sets the foundation for addressable marketing. Innovid surfaces an integrated view of customer interactions through a single platform so advertisers can reach customers with true omni-channel messaging regardless of device. Innovid Key, our infrastructure approach to identity, unlocks numerous identity solutions, in concert with our proprietary household ID, in a privacy-safe manner to map signals across partners and approaches to enable an accurate and persistent method of identity in support of data-driven advertising natives.
We Integrate Across the Ecosystem
Innovid solutions are designed for the heavily fragmented CTV ecosystem which is not dominated by specific providers. We provide comprehensive coverage across all key digital channels where our customers advertise. Our technology is integrated into major platforms that support programmatic media buying, measurement, viewability, verification and attribution, including Google, Comscore, DoubleVerify and The Trade Desk. As new media formats emerge, we believe the strength of our solutions and the flexibility of our software platform will allow us to seamlessly onboard new integration partners and secure new partnerships. For example, as CTV continues to become an increasingly prominent advertising channel, we have secured partnership agreements with multiple leading CTV platforms, including Roku and NBCU’s Peacock, that have certified our ad serving solutions for use on their platforms. We believe that we provide the broadest integration and partnership coverage across the industry.
We Personalize Advertising On Every Addressable Screen
We strive to optimize personalized ad delivery everywhere our customers’ audiences are, in any format required. Whether taking full advantage of the combined power of sight, sound and motion through TV ads, or opting into display or audio formats, our solutions span the entire omni-channel universe. Innovid supports interactive and data-driven personalized ads on all digital platforms including connected devices, mobile, tablet, desktop, and digital out-of-home, including access into traditional walled gardens such as Facebook and YouTube.
We Provide Transparent Measurement
We provide transparent, comprehensive measurement across all addressable media. We believe our platform represents the widest breadth of MRC accredited metrics of any buy-side ad server, with accreditations spanning CTV, video, and display. Our measurement solutions reach across an expansive certified video publisher footprint, 25+ devices—including CTV, and all channels. Innovid is also a preferred measurement partner of major walled gardens and has invested in the TVSquared by Innovid measurement and attribution platform, inclusive of TV viewing and ad occurrence data across millions of households globally, creating an independent source of truth for advertisers.
Competitive Strengths
We believe the following attributes and capabilities form our core strengths and provide us with competitive advantages:
A Market-Leading CTV Software Platform
We offer a comprehensive cross-channel TV advertising technology infrastructure spanning publishers, partners, and channels. Our platform maintains a robust global publisher certification footprint with an entire team dedicated to publisher certifications. We are certified to run on all major device types including CTV, mobile TV, desktop TV, and the open web across all major publishers and walled gardens. Our tags provide an expansive measurable reach across 25+ connected devices including: Roku, tvOS, Amazon Fire, Samsung, Smart TVs, PS, XBox.
Focus on CTV Innovation
Since inception we have pioneered infrastructure required to support the growth of CTV advertising. We have achieved a growing list of industry first and key milestones including being the first ACR integration with Roku, the first buy-side ad server with MRC certification for CTV measurement, the first and only platform delivering ads into NBCU’s Peacock, the exclusive ad delivery platform supporting the 2020 Tokyo and 2022 Beijing Olympic Games, as well as the first interactive Super Bowl ad.

Open and Independent Platform
We are a software infrastructure solution, providing technology that supports and facilitates CTV advertising across a wide footprint of publishers, channels and devices. We do not buy or sell media, which means we do not compete with media providers or other technology platforms who recognize revenue based on a percentage of spend, nor are we incentivized to direct advertising spend based on company interests. Our media independence allows us to take a neutral stance and partner across the ad tech landscape, including with closed ecosystems such as Amazon, Facebook, and YouTube, as well as emerging CTV players like Peacock, where we are the exclusive third-party ad serving partner. Innovid’s independence is critical to advertisers seeking an interoperable, open partner who offers transparent solutions and can work across the fragmented CTV market currently dominated by providers who largely compete with one another.
Deep Technical Expertise and Industry Certifications
Innovid has met the rigorous technical demands of third-party ad serving in live TV viewing experiences, which has led to forging exclusive partnerships with some of the largest streaming providers and events in the market. We have successfully set a new standard for creative quality control in CTV advertising. This has culminated in Innovid being named the exclusive third-party ad server for the 2020 Tokyo and 2022 Beijing Olympic Games. These partners and events are using our platform exclusively for the delivery, personalization and measurement of CTV ads.
Growth Strategy
We intend to continue penetrating the advertising market through the following key growth areas, which we believe will help us continue to gain market share in the markets we serve.
Growing with Our Current Customers
As TV investment continues to shift from linear to CTV, we expect to continue to benefit from the natural volume growth of CTV impressions. We have driven consistently positive net revenue retention of our core client base, those that spend $100,000 or more annually, largely through increased CTV advertising volume. As legacy TV budgets migrate from linear TV to CTV we anticipate there will be significant growth upside in the coming years.
Upsell Additional Products and Solutions to Our Existing Customers
We will continue to invest in cross-selling and upselling existing customers. We cross-sell our personalized creative solutions to primary ad serving customers, who, for example, launch with standard TV ads then introduce personalized formats over time. We believe there is an opportunity to cross-sell our advanced measurement solutions to provide real-time metrics to inform optimization of cross-platform campaigns while in market, a departure from the traditional delayed post-campaign reporting widely available in market.
Expand Our International Presence
The majority of our clients are global advertisers and operate at a significant scale. We intend to continue to grow our footprint in international markets in order to meet the needs of our global customer base and accelerate new customer acquisition in key geographies outside of North America.
Win New Client Accounts
We intend to continue targeting new brand, media agency and digital publisher customers who are currently utilizing solutions provided by our competitors or point solutions. We see a significant opportunity to grow our customer base by introducing enhanced capabilities with an emphasis on data, identity resolution and cross-channel measurement.
Pursue M&A Opportunities
Our management team has a proven track record of identifying, evaluating, executing and integrating strategic acquisitions. Innovid completed the acquisition of TVSquared, a leading independent global measurement and attribution platform for converged TV, in 2022. Through this acquisition we expanded our technology and solutions offerings to encompass real-time, cross-platform analysis, including outcomes such as reach, frequency and unduplicated reach, as well as performance metrics. Additionally, the acquisition added approximately 145 employees with expertise in measurement and attribution while broadening our geographic footprint in Europe and expanding measurement capabilities to over 75 countries. We maintain an active pipeline of potential M&A targets and intend to continue evaluating add-on opportunities to bolster our current solutions suite and complement our organic growth initiatives.

Partnerships and Integrations
In a market that has been trending towards walled garden consolidation, we believe our independence allows us to work with any publisher or partner, without media bias or ad-buying conflicts of interest. Because of this open platform approach, we have been able to develop deep integrations with partners across the ad tech ecosystem.
Innovid’s integrations are designed to automate workflow and streamline the development and distribution of advertisements, all the while saving marketers time and money. Innovid integrations include:
•Campaign Workflow Integrations. Campaign management and trafficking integrations with DSPs like The Trade Desk, digital asset management vendors such as AdStream and billing partners such as Mediaocean (Prisma), streamline day-to-day workflow by eliminating unnecessary work, expediting campaign launches, and minimizing reporting discrepancies.
•Brand Safety and Ad Fraud Integrations. Innovid supports deep verification, viewability, and ad blocking capabilities with vendors such as Moat, IAS, DV, Nielsen, and Comscore.
•Media Providers and Walled Garden Integrations. Innovid’s independent third-party ad tags are accepted by media providers and content platforms globally. Innovid is a Google Preferred Measurement Partner and is fully integrated with Google’s Ads Data Hub. Innovid is also a Preferred Measurement and Creative Partner of Facebook and Instagram.
•Data and Creative Personalization Integrations. Innovid maintains server-to-server integrations to enable ad decisioning from audience segments and/or IDs passed from partners. We integrate with leading Data Managment Platforms (DMPs) such as LiveRamp, Oracle, Neustar, Salesforce, and Adobe. Innovid also supports creative decision-making based on audience data passed directly from the brand’s choice of Demand Side Platform (DSP). Examples include, but are not limited to Adobe, Verizon Media and The Trade Desk.
•Creative Ad Authoring Integrations. Innovid provides full flexibility for designers and developers to curate ads through any combination of internal, external, and/or code-based tools. Integrations include Adobe Photoshop, After Effects, and Google Web Designer.
•Brand Research and Attribution Integrations. Brand study partners directly integrated with Innovid include Comscore, Nielsen DAR, and Kantar (Millward Brown). Innovid is also able to implement third-party pixels to support direct tracking or pursue deeper integrations with other third-party measurement providers.
•Data Visualization Integrations. Third-party data processing and analytics tools can tap into Innovid’s Data API or connect to a raw data feed to receive Innovid data for further analysis.
•Third Party Ad Server Integrations. Innovid enables brands to leverage the power of our omni-channel ad serving and analytics platform through 1x1 pixels, while continuing to use other ad servers to manage their search campaigns and multi-touch attribution goals.
Certifications and Accreditations
As an independent ad server, Innovid is deeply invested in ensuring the accuracy of our ad delivery and measurement on behalf of our clients. Proactive publisher certification prior to campaign launch can significantly reduce the number of data discrepancies and/or errors with the rendering of tags.
Innovid’s publisher certification process is supported via a dedicated certification team that maintains a database of thousands of publishers, networks, and exchanges. The process is made up of both a functional and discrepancy test to ensure all ads are rendered at their highest possible quality, all pixels are firing correctly, and reporting is as expected. Our team certifies publishers pre-campaign, verifying compliance with Interactive Advertising Bureau (IAB) and MRC standards. When ads are uploaded to our platform our system automatically references Innovid’s publisher certification database. Our automatic encoding engine then instantly resizes ads to individual publisher specs, from a single asset, to meet the requirements for each partner on a media plan.
Innovid also holds industry-leading MRC accreditations, a common standard for media transacting with leading advertisers, spanning CTV, video and display ad formats. The MRC establishes industry standards for valid, reliable and effective media measurement. Innovid has been accredited with the MRC since 2013 for impressions and viewable impressions on desktops, mobile webs, and mobile apps. In 2018, the MRC granted Innovid the first ever MRC accreditation for OTT video ad impression measurement, cementing an important milestone in the industry’s ongoing evolution in this space. As a result of this accreditation, Innovid’s accredited metrics and methodologies have been independently vetted by the MRC to confirm they are valid, reliable and effective.

Customers
During 2021 Innovid served as the ad delivery platform for over 50% of the top 200 TV advertisers in the US including Anheuser-Busch InBev, Kellogg’s, Mercedes-Benz, Volvo and many more, with such clients representing key verticals we serve and Anheuser-Busch InBev, Kellogg’s and Volvo each a core client (brand/advertiser). Our clients are comprised of the largest TV advertisers, with the majority of our customers typically coming from large global enterprises. We define a customer as an entity that generates revenue during a certain period of time. A single organization with multiple divisions, segments or subsidiaries is treated as a single customer, even though we may enter into commercial agreements with multiple parties within that organization.
We define a core client as an advertiser that generates at least $100,000 of annual revenue. Looking at our core clients on an annual basis and presenting related metrics only on an annual basis rather than also on an interim basis helps us avoid overstating or understating the importance of certain customers to our overall business based on their spending in any particular period. We also believe analyzing customers and revenue retention on an annual basis allows investors to better evaluate the long-term performance of our business.
We have a history of strong growth in our core client base. Together our core clients typically generated more than 80% of our annual revenue from 2019 through 2021, demonstrating our continued focus on large enterprise customers.
The number of advertisers that generated more than $100,000 of annual revenue has increased sequentially year-over-year, driven by our existing customers’ retention as a result of their continued success using our solutions and the growing adoption of our business platform by existing customers for additional use cases. Additionally, we experienced growth in the number of new advertiser customers that contributed more than $100,000 of revenue.
Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, financial services, automotive and technology. No single advertiser accounted for more than 14% of our revenue in 2021, with such advertisers representing brands that contract with us directly, or through third party agencies and publishers, or some combination thereof.
Competition
We primarily compete with Google, specifically their technology platforms and digital content monetization services. While the markets we serve are highly competitive and rapidly evolving, most of our competitors offer point solutions that represent a subset of the solutions that are available on our business platform. Additional competitors include vendors focused on DCO; we also compete with advertising measurement point solutions.
Our industry faces the following competitive dynamics:
•the ability to reach and engage with viewers in CTV environments enabled through exclusive premium publisher partnerships and proprietary SDK technology;
•the ability to holistically manage the personalization and delivery of ads dynamically across all addressable formats and channels;
•the ability to automate the ad delivery workflow to reduce rejection rates and decrease manual resources required to deliver TV and other digital ads into addressable environments;
•the ability to provide unified and consistent MRC-accredited measurement of digital ads across all available formats and channels;
•the ability to innovate and adapt product offerings to emerging addressable media technologies and offer products that meet changing customer needs;
•the ability to support large, global customers and develop and maintain complex integrations with key partners across the advertising ecosystem;
•the ability to achieve and maintain industry accreditations; and
•the ability to collect advertising data across platforms and provide independent measurement to our customers.

Talent and Culture
Employees
As of December 31, 2021, we had 396 full time employees across 9 offices in 5 countries, with 138 employees in research and development and related activities. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and the communities in which we operate, and which comply with government regulations. This includes enabling the vast majority of our employees to work from home, while implementing additional safety measures for employees continuing on-site work where legally possible.
Talent Acquisition and Development
We are focused on recruiting and retaining talented employees across the organization, with a particular focus on unique talent in CTV, product, analytics and many other areas that are critical to our success. We continue to invest to hire and retain top talent in all of our offices. We were named to Inc. magazine’s annual list of the Best Workplaces for 2021. Innovid was also named by Inc. as a winner in the Established Excellence: 5-14 years in business category. Our strong reputation has contributed to over 10,000 candidates applying to work at Innovid in 2021. For new hires, we have a robust onboarding program tailored towards individual roles and responsibilities. On an ongoing basis, we invest in training and development programs that help our employees achieve their career goals and build management skills. We have two formal career feedback discussions per year where managers and their employees discuss progress and feedback for each other. We believe in developing and promoting top talent from within: in 2021, one out of every five of our employees was offered an opportunity for career advancement within the company.
Diversity, Equity and Inclusion
Innovid is committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, race, religion, sexual orientation, socio-economic status, veteran status, and other characteristics that make our employees unique.
Innovid’s policies are applicable, but not limited, to our practices and policies on recruitment and selection, compensation and benefits, professional development and training, promotions, transfers, social and recreational programs, layoffs, terminations, and the ongoing development of a work environment built on the premise of diversity equity and inclusion that encourages and enforces:
•Respectful communication and cooperation among all employees;
•Teamwork and employee participation, permitting the representation of all individuals and employee perspectives;
•Work/life balance through flexible work schedules to accommodate employees’ varying needs; and
•Contributions to the communities we serve to promote a greater understanding and respect for diversity, equity and inclusion.
All employees of Innovid have a responsibility to treat others with dignity and respect at all times. All employees deserve a work environment free from all forms of discrimination. Innovid similarly prohibits retaliation against employees who file complaints under this policy or who participate in complaint investigations. Any employee found to have exhibited any inappropriate conduct or behavior against others may be subject to disciplinary action. Employees who believe they have been subjected to any kind of discrimination are required to advise HR, their department’s VP or a member of the management team.
Innovid’s commitment to diversity, equity, and inclusion achieved measurable results in 2021. New U.S employees hired during 2021 were 49% BIPOC and 49% women. Existing employee promotions across 2021 were granted to women 49% of the time globally and Black and Indigenous people of color (BIPOC) employees 30% of the time in the US. Additionally several other diversity-focused initiatives including behaviors of inclusion training, compensation audits and a paid internship program were implemented during calendar year 2021.

Regulatory Matters
Data Privacy and Data Protection Laws
Data privacy and data protection legislation and regulation play a significant role in our business. We and our clients use personal data about internet users collected through our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to internet users based on their particular geographic locations, the type of device they are using, or their interests as inferred from their web browsing or app usage activity. We do not use this data to further identify specific individuals, and we do not seek to associate this data with information that can be used to further identify specific individuals. We take all required steps to comply with applicable data protection and privacy laws, including encryption of personal data and deletion of personal data upon request and automatically after one year. The definitions of personally identifiable information, personal information, personal data and similar terms, however, vary by jurisdiction and are evolving. As a result, our platform and business practices must be assessed regularly in each jurisdiction where we do business to avoid violating applicable legislation and regulation.
Data Privacy Regulation in the US
In the United States, at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies. At the federal level, online advertising activities are subject to regulation by the FTC, which has primarily relied upon Section 5 of the FTC Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. There are also other data privacy laws that apply. For example, we send marketing emails and are therefore subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN SPAM Act, which established specific requirements for commercial email messages, specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender.
There has been increased regulation of data privacy and security in the United States, particularly at the state level. Some proposed and newly enacted legislation at state level has affected and will continue to affect, our operations and those of our industry partners. For example, the CCPA, which came into effect in January 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, such as IP addresses, and establishes a new privacy framework for covered businesses. The CCPA expanded privacy rights and consumer protection for residents of California and imposes more stringent obligations on companies regarding the level of information and control they provide to users about the collection and sharing of their data. Moreover, the CPRA, was approved by California voters in November 2020 and will further modify and expand the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA will come into effect on January 1, 2023. Further, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, which is also set to take effect on January 1, 2023. Additionally, Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023.
Data Privacy Regulation in Europe
Our business activities are also subject to foreign legislation and regulation. In the EEA, separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. Like the CCPA, the EEA GDPR, defines “personal data” broadly, and it significantly enhances data protection obligations for controllers of such data and for service providers, called “processors,” processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates and we have adapted our services to accommodate such rights. We are subject to the EEA GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million / £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

In any event, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the EEA and the UK. For the transfer of personal data from the EEA to the US, we rely upon direct contractual agreements between Innovid’s US corporate entity and our customers. These contractual agreements obligate Innovid’s US operations to uphold adequate data protection measures (appropriate safeguards, enforceable data subject rights, and effective legal remedies for data subjects) on all data that Innovid transfers to the US from the EEA or UK on its own behalf and on behalf of its clients and partners. Recent legal developments in the EEA and the UK have created complexity and uncertainty regarding transfers of personal information from the EEA and the UK to “third countries,” especially the United States. For example, a recent decision of the Court of Justice of the EU invalidated the EU-US Privacy Shield Framework (a mechanism for the transfer of personal information from the EEA to the US) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal data outside the EEA) may not be sufficient, on their own, to provide appropriate safeguards for transfers of personal data from the EU to the United States (and other non-EEA countries). In addition, in June 2021, the European Commission implemented new versions of the Standard Contractual Clauses, under which parties transferring personal data from the EEA to third countries with “inadequate data protection” such as the US will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. The new Standard Contractual Clauses apply only to the transfer of data outside of the EEA and not the U.K., though in August 2021 the U.K.’s Information Commissioner’s Officer launched a public consultation on it proposals for its own form of agreement and addendum to the EU Standard Contractual Clauses either of which could be used for transfers for data from the U.K. Companies that engage in these transfers, like Innovid, need to undertake data transfer risk assessments and implement any “supplementary measures” necessary to address any risks identified in order to ensure that the data they transfer continues to be protected to a standard that is essentially equivalent with the GDPR. We currently rely on standard contractual clauses and these changes are therefore causing us to review our current compliance approach and may result in additional compliance costs or the inability to transfer personal data outside of the EEA and/or the United Kingdom. As supervisory authorities issue further guidance on personal data transfer mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or injunctions against processing personal data from the EEA and U.K., and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
We are also subject to evolving EEA and UK privacy laws on cookies and e-marketing which require informed consent for the placement of most cookies or similar technologies on a user’s device and for direct electronic marketing. In the EEA and the UK, regulators are increasingly focusing on compliance with these requirements in the online behavioral advertising ecosystem and are increasingly taking action to enforce them. The EEA GDPR and UK GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In addition, the current national laws in the EEA that implement the e-Privacy Directive are highly likely to be replaced by an EU regulation known as the e-Privacy Regulation which will significantly increase fines for noncompliance. The text of the e-Privacy Regulation is still under development, and recent EU regulatory guidance and court decisions have created uncertainty about the level to which such laws and regulations will be enforced, which may require us to review our compliance approach and increase compliance costs.
Data Privacy Regulation in the Asia-Pacific Region
Our business activities are also subject to legislation and regulation in the Asia-Pacific region. Following the implementation of the GDPR, many jurisdictions have moved to amend, release, review and strengthen their existing data privacy and cyber-security laws, and there has been a progressive effort in the region to work towards coordinating their otherwise disparate laws. Many countries have also sought adequacy decisions from the EU. New Zealand’s updated Privacy Act and South Korea’s amendments to its Personal Information Protection Act, went into effect in 2020, largely aligning with requirements of the GDPR. Thailand’s and Japan’s new similar updates and regulations will also become effective in 2021 and 2022, respectively. Other jurisdictions, such as India, Singapore, Malaysia and Hong Kong, are reviewing their existing privacy regimes, with an eye toward similar data protection developments.
To address this range of developments, Innovid’s data protection program is largely rooted in the GDPR and SOC2 security standards, and any international data transfers from the Asia-Pacific region are governed by direct contractual agreements between the regional entities and Innovid’s US parent corporate entity, Innovid, Corp. Otherwise, our compliance team works to oversee compliance with these Asia-Pacific regional requirements and to address compliance with our region-specific clients and business teams.

Innovid’s General Data Protection and Consumer Privacy Practices
Innovid is dedicated to a high standard of consumer privacy and data protection, while maintaining quality online Advertising Services to various advertisers, agencies, publishers and other businesses across various third party websites and online media.
Innovid has restrictive policies for the collection, use and sharing of consumer data. We maintain membership with the NAI, a self-regulatory association dedicated to responsible data collection and its use for digital advertising, and the DAA, an independent organization led by advertising and marketing trade associations that has established self-regulatory principles enforcing responsible privacy practices for digital advertising and consumer transparency. Innovid also maintains accreditation with the MRC.
Innovid’s collection of consumer data generally consists of basic data elements associated with advertisements served or measured by Innovid, such as impressions, clicks, viewing duration, IP address, date and time of interaction, information about the general geographical location from which a consumer is viewing an advertisement, device type, and other generic identifiers made available by the browser or device. Innovid collects these data elements on behalf of its clients in a data privacy-compliant manner, in order to effectively measure and evaluate the performance of the client’s advertising campaigns, deliver, schedule and sequence ads, administer the client’s account, and provide the client with engagement analysis.
At a client’s request, Innovid may assist the client with targeting its ads based on the client’s first-party data or based on data from the client’s selected data management platform. Innovid also offers frequency and ad personalization features such as ad sequencing and creative decisioning based on factors such as general geographic location. Innovid receives user segments from its customers to conduct real-time ad decisioning, but does not create or retain such segments itself. Innovid also does not collect any categories of data deemed sensitive under applicable laws or NAI standards. In a limited number of use cases, the client also has the option to have Innovid collect consumer email addresses or phone numbers on its behalf from selected advertising formats; in these cases, such opt-in data is used solely to fulfill the client’s request.
Innovid upholds consumer choice. Innovid believes consumers should have the right to control how they are targeted across online media. Innovid respects the consumer’s choice to opt-out of interest-based advertising.
Data Security and Compliance with Applicable Laws and Regulations
Innovid is committed to data security and takes a variety of measures in line with industry practice to safeguard the data in its possession from unauthorized alteration, destruction, access or misuse. We maintain tight controls over all the data we collect, retaining it in firewalled and secured databases with strictly limited and controlled access rights, designed to ensure that the data is secure. Additional security measures include encryption of personal information at rest and in transit, maintaining a strict password policy, the use of multi-factor authentication for key systems, maintaining antivirus measures and vulnerability management policies, and the use of various security technologies designed to prevent unauthorized activity.
Innovid maintains compliance with the EU GDPR and UK GDPR. Innovid has in place the EU-approved Standard Contractual Clauses with data exporters from the EU. Innovid has appointed a data protection officer, has a process for responding in a timely manner to data subjects seeking to exercise their rights under GDPR, and takes a proactive approach to putting the necessary contractual provisions in place with its vendors and clients.
Innovid has taken a comprehensive approach to CCPA compliance and will continue to monitor and adjust its approach as the law continues to evolve, to ensure we maintain compliance with the latest regulations, requirements and best practices. As between Innovid and its clients, Innovid is a service provider and does not sell personal information as contemplated under CCPA.
Data policy and privacy regulations are dynamic and constantly changing. In addition to performing yearly internal audits, Innovid continues to monitor its compliance with applicable laws and regulations.
Intellectual Property
We consider our trademarks, trade dress, copyrights, trade secrets, patent and other intellectual property rights, including those in our know-how and the software code of our proprietary technology, to be important components of our success. We rely on intellectual property laws, including trade secret, copyright and trademark laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.
As of July 16, 2021, we had 13 granted patents, two pending patent applications, and six trademark applications covering a variety of interactive and contextual analysis capabilities. We have also registered domain names for websites that we use in our business, such as www.innovid.com.

We design, test and update our products, services and websites regularly, and we have developed our proprietary solutions in-house. Our know-how is an important element of our intellectual property. The development and management of our platform requires sophisticated coordination among many specialized employees. We take steps to protect our know-how, trade secrets and other confidential information, in part, by entering into confidentiality agreements with our employees, consultants, developers and vendors who have access to our confidential information, and generally limiting access to and distribution of our confidential information. To protect our technology against unauthorized access, we also implement multiple layers of security. Access to our platform, other than to obtain basic information, requires system usernames and passwords.
We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives and maintain our competitive position.
Seasonality
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting Our Performance”
Corporate History and Background
ION was initially incorporated on November 23, 2020, as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Innovid Inc. was incorporated on June 21, 2007 as a Delaware corporation.
On June 24, 2021, ION, Innovid Inc., Merger Sub 1 and Merger Sub 2 entered into the Merger Agreement. On November 30, 2021, as contemplated by the Merger Agreement, ION consummated the merger transaction contemplated by the Merger Agreement.
As a result of the Transaction, ION changed its name to Innovid Corp. and we became an SEC-registered and NYSE-listed company.
Our Corporate Information
Our principal executive offices are located at 30 Irving Place, 12th Floor, New York, NY 10003 and our telephone number is +1 (212) 966-7555.
Our corporate website address is www.innovid.com. The information contained in, or accessible through, our website is not incorporated by reference into this Annual Report and you should not consider information on our website to be a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.
Additional Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at https://investors.innovid.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.
Item 1A. Risk Factors
An investment in Innovid involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this prospectus, including the financial statements and the related notes appearing at the end of this prospectus, before deciding whether to purchase our common stock. Additional risks and uncertainties, that we do not presently consider to be material or of which we are not presently aware, may also become important factors that affect our business, results of operations or financial condition, that may materially and adversely affect the investment of Innovid stockholders. See the section titled “Cautionary Statement Regarding Forward-Looking Statements.”
Risks Relating to Innovid’s Business and Industry
Innovid’s business depends on its ability to maintain and expand relationships with advertisers and agencies and continued resilience of ad-spend among existing customers. If Innovid fails to grow its advertiser base or experience continued levels of ad-spend among existing customers, its business may be adversely affected. Similarly, if Innovid’s services or employees fail to perform as expected, it may lose advertisers and its business, results of operations, and financial condition may be adversely affected.

Innovid’s business depends on its ability to maintain and expand relationships with advertisers and agencies. Innovid depends on advertisers and agencies to specify and utilize its offering. Innovid currently relies on, and expects to continue to rely on, approximately 100 core clients (which may include multiple paying customers) which accounted for in excess of 90% of our 2021 revenue, with no single core client (brand/advertiser) accounting for more than 14% of our 2021 revenue. To support Innovid’s continued growth, it will seek to add additional advertisers to its platform and expand current utilization with its existing advertisers. However, there are no assurances it will be able to do so. Innovid has few advertising customers with minimum commitments so there is no guarantee that existing advertiser relationships will persist. Any disruptions in Innovid’s relationships with advertisers could adversely affect its business, results of operations and financial condition. If Innovid cannot retain or add individual advertisers, or if existing advertisers reduce their use of its offering, it could adversely affect Innovid’s business, results of operations, and financial condition. Additionally, if Innovid’s offerings do not meet the current or future expectations of its advertisers or agencies or if Innovid’s services or employees fail to perform as expected, such advertisers or agencies may seek alternative options and Innovid’s results may suffer. Furthermore, if existing advertisers significantly reduce their ad-spend in response to continued supply change disruptions, labor shortages or other macroeconomic trends, Innovid’s results will suffer.
Innovid and Legacy Innovid have a history of net losses in the previous years, and it anticipates increasing operating expenses in the future, and may not be able to achieve and, if achieved, maintain profitability.
Innovid and Legacy Innovid incurred net losses of $11.5 million, $0.8 million and $7.3 million in fiscal years 2021, 2020 and 2019, respectively. Innovid may not achieve or maintain profitability in the future. Because the market for CTV advertisement, and the management and analytics tools Innovid offers, is rapidly evolving, it is difficult for Innovid to predict its future results of operations or the limits of its market opportunity. Innovid expects its operating expenses to increase over the next several years as it hires additional personnel, particularly in research and development and sales and marketing, expands it partnerships, operations, and infrastructure, both domestically and internationally and continues to develop and expand its platform’s features and capabilities. Innovid also intends to continue to build and enhance its platform through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to its platform’s features and capabilities. In addition, now that Innovid has become a public company, it will incur additional significant legal, accounting, and other expenses that it did not incur as a private company. If Innovid’s revenue does not increase to offset the expected increases in its operating expenses, it will not be profitable in future periods. In future periods, Innovid’s revenue growth could slow or its revenue could decline for a number of reasons, including any failure to increase the number of advertisers using its platform or to increase its volume of impressions or as a result of a decrease in the growth of its overall market, its failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for CTV advertising or for its management and analytics tools, additional regulatory burdens, or increasing competition. As a result, Innovid’s and Legacy Innovid past financial performance may not be indicative of its future performance. Any failure by Innovid to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
Decrease and/or changes in CTV audience viewing behavior may adversely affect Innovid’s business and growth potential.
Technology and competition in Innovid’s industry continue to evolve rapidly. Changes to competitor’s products and solutions, which may differ from Innovid’s current offerings could have a material impact on Innovid. Also, consumer behavior relating to changes in content distribution and technological innovation may affect Innovid’s economic model and viewership in ways that are not entirely predictable. Innovid’s growth is dependent upon the continued growth of CTV, and to the extent consumer behavior regarding CTV were to change in ways that reduce the effectiveness of Innovid’s offering, its growth prospects would be significantly impacted.

If Innovid fails to make the right investment decisions, or if it fails to innovate and develop new solutions that are adopted by advertisers, it may not attract advertisers, which could have an adverse effect on Innovid’s business, results of operations and financial condition.
Innovid faces intense competition in the marketplace and is confronted by rapidly changing technology, industry standards, consumer preferences, and regulatory requirements, which require it to adapt and respond quickly. Innovid needs to continuously update its platform by investing and developing in new technology in order to attract advertisers and anticipate changes in technology, evolving industry standards and regulatory requirements. Innovid’s platform is complex and new solutions can require a significant investment of time and resources to develop, test, introduce, and enhance. These activities can take longer than expected. Moreover, Innovid may not make the right decisions regarding these investments. New formats and channels related to CTV advertising present unique challenges that Innovid must address in order to succeed. Innovid’s success depends upon its ability to integrate its platform with these new formats and channels. If Innovid’s solutions are not widely adopted by advertisers, it may not attract or retain advertisers. In addition, evolving demands from advertisers, superior offerings by competitors, changes in technology, and new industry standards or regulatory requirements could render Innovid’s platform or its existing solutions less effective and require Innovid to make unanticipated changes to its platform or business model. Innovid’s failure to adapt to a rapidly changing market or failure to anticipate advertiser demand and attract advertisers could cause its revenue or revenue growth rate to decline, and may adversely affect its business, results of operations, and financial condition.
While Innovid is working on a number of innovations and enhancements designed to improve the value to its clients, these innovations may prove to be unsuccessful which could have a material impact on Innovid’s business. Also, Innovid may need to restructure or expand its sales efforts in order to maintain or increase revenues from new and existing customers and to further penetrate the market. If such efforts are ineffective, this may have a material impact on Innovid’s operations.
Innovid’s estimates of market opportunity, forecasts of market growth and projections of future financial performance may prove to be inaccurate. If such forecasts related to market growth and market opportunity prove inaccurate, Innovid may not hire or staff appropriately and its business, results of operations, and financial condition may be adversely affected.
Innovid operates in a rapidly evolving industry. Innovid’s ability to forecast its future operating results is subject to a number of uncertainties, including its ability to plan for and model future growth in both its business and the digital advertising market. The continued unpredictability of the COVID-19 pandemic on Innovid’s customers makes projecting growth and market opportunity particularly difficult. For example, certain industries served by Innovid have experienced growth during the COVID-19 pandemic while others have struggled. Furthermore the COVID-19 pandemic has recently led to supply chain disruptions across the globe - the impact of these disruptions on Innovid’s customers and, ultimately, their use of Innovid’s services is inherently difficult to predict and subject to rapid change. Innovid is subject to risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, including challenges in forecasting accuracy, determining the appropriate nature and levels of investments, assessing appropriate returns on investments, achieving market acceptance of its existing and future offerings, managing buyer implementations, and developing new solutions. If Innovid’s assumptions regarding these uncertainties, which it regularly uses to plan, are incorrect or fail to appropriately capture market changes, or if Innovid does not address these risks successfully, its operating and financial results could differ materially from its expectations and its business could suffer. Innovid’s past revenue growth is not indicative of its future performance. In future periods, Innovid’s revenue could decline or grow more slowly than it expects. Innovid believes the growth of its revenue depends on a number of factors, including its ability to:
•attract new advertisers, and retain and expand its relationships with existing advertisers;
•leverage the growth of OTT advertising and the proliferation of OTT advertising platforms, while remaining agile to advertisers’ needs or the possibility that OTT advertisers will revert to traditional advertising modes;
•hire or staff appropriately according to its growth needs;
•broaden its solutions portfolio to include additional marketing and monetization goals for advertisers;
•adapt its offering to meet evolving needs, including to address market trends such as (i) the migration of consumers from desktop to mobile and from websites to mobile applications, (ii) the increasing percentage of sales that involve multiple digital devices, (iii) the growing adoption by consumers of “ad-blocking” software on web browsers on desktop and/or on mobile devices and the use or consumption by consumers of advertising-free services, (iv) changes in the marketplace for and supply of advertising inventory, including the shift toward header bidding, (v) changes in the overall ecosystem such as Apple’s introduction of its Intelligent Tracking Prevention feature into its Safari browser, Microsoft’s Tracking Prevention feature in its Edge browser, and Mozilla’s introduction of Enhanced Tracking Protection into its Firefox browser; and (vi) changes in consumer acceptance of tracking technologies for targeted or behavioral advertising purposes; and

•continue to adapt to a changing regulatory landscape governing data protection and privacy matters.
Innovid’s sales and marketing efforts may require significant investments and, in certain cases, involve long sales cycles, and may not yield the results it seeks.
Innovid’s sales and marketing teams educate prospective advertisers about the use, technical capabilities, and benefits of its platform. Innovid’s sales cycle, from initial contact to contract execution and implementation, can take significant time with certain advertisers and agencies. Some of Innovid’s customers undertake an evaluation process that involves reviewing the offerings of Innovid’s competitors in addition to its platform. As a result, it is difficult to predict when a prospective customer will decide to execute an agreement and begin generating revenue for Innovid. Innovid is often required to explain how its platform can optimize the value of a premium publisher’s ad impressions or how a DSP can discover valuable ad impressions. Innovid may spend substantial time and resources searching for new business or responding to requests for proposals from potential advertisers and such efforts may not result in revenue. Following contract execution and implementation, ongoing sales cycles and account management can take significant time. Innovid is often required to explain how an additional platform integration can enhance incremental demand or engage multiple trading teams within an advertising agency to source ad campaigns and create additional demand. Innovid may not succeed in attracting new advertisers and agencies despite its significant investment in its business development, sales and marketing organizations. It may also be difficult to predict when new advertisers will begin generating revenue through Innovid’s platform, and the extent of that revenue. Innovid may not succeed in expanding relationships with existing advertisers, despite its significant investment in its sales, account management, and marketing organizations. Further, it may be difficult to predict when additional products will generate revenue through Innovid’s platform, and the extent of that revenue.
If Innovid does not manage its growth effectively, the quality of its platform and solutions may suffer, and its business, results of operations, and financial condition may be adversely affected.
The continued growth in Innovid’s business may place demands on its infrastructure and its operational, managerial, administrative, and financial resources. Innovid’s success will depend on the ability of its management to manage growth effectively. Among other things, this will require Innovid at various times to:
•strategically invest in the development and enhancement of its platform and data center infrastructure;
•improve coordination among Innovid’s engineering, product, operations, and other support organizations;
•manage multiple relationships with various partners, customers, and other third parties;
•manage international operations;
•develop its operating, administrative, legal, financial, and accounting systems and controls; and
•recruit, hire, train, and retain personnel.
If Innovid does not manage its growth well, the efficacy and performance of its platform may suffer, which could harm its reputation, reduce demand for its platform and solutions and have an adverse effect on its business, results of operations, and financial condition.
Innovid’s revenue and results of operations are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns and the COVID-19 pandemic, can make it difficult to predict Innovid’s revenue and could adversely affect its business, results of operations, and financial condition.
Innovid’s business depends on the overall demand for advertising and on the economic health of its current and prospective advertisers. The market for internet advertising solutions is highly competitive and rapidly changing. New technologies and methods of advertising present a dynamic competitive challenge as market participants develop and offer multiple new products and services aimed at facilitating and/or capturing advertising spending. With the introduction of new technologies and the influx of new entrants to the market, including large established companies and companies that Innovid does not yet know about or do not yet exist, Innovid expects competition to persist and intensify in the future, which could harm its ability to increase sales and maintain its profitability. Large and established internet and technology companies may have the power to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage Innovid. These companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to Innovid’s business and results of operations. These companies also have significantly larger resources than Innovid does, and in many cases have advantageous competitive positions in popular products and services like Gmail, YouTube, Chrome, Facebook and Instagram, which they can use to their advantage.

Furthermore, Innovid’s competitors include large and established internet and technology companies that have invested substantial resources in innovation, which could lead to technological advancements that change the competitive dynamics of Innovid’s business in ways that it may not be able to predict. Competition could also hinder the success of new advertising solutions that Innovid offers in the future. If any of these risks were to materialize, Innovid’s ability to compete effectively could be significantly compromised and its results of operations could be harmed. Any of these developments would make it more difficult for Innovid to sell its offerings and could result in increased pricing pressure, reduced gross margins, increased sales and marketing expense and/or the loss of market share.
Also, various macroeconomic factors could cause advertisers to reduce the advertising budgets of Innovid’s customers, including adverse economic conditions, pandemics (including COVID-19), terrorism, and general uncertainty about economic recovery or growth, particularly in North America, Europe, and Asia, where Innovid does most of its business, instability in political or market conditions generally, and any changes in the tax treatment of advertising expenses and the deductibility thereof. Reductions in overall advertising spending as a result of these factors could make it difficult to predict Innovid’s revenue and could adversely affect its business, results of operations, and financial condition. Recent supply chain disruptions and concerns regarding the continued pace of economic recovery following the COVID-19 pandemic have led some advertisers in certain industries, in particular the automotive industry, to reduce advertising spending. Any such reduction could negatively impact Innovid’s results of operations.
The extent to which the ongoing COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic, could adversely affect Innovid’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and difficult to predict.
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Since then, the COVID-19 pandemic has disrupted the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world and resulted in regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers to deliver data on a timely basis, or at all, and overall economic instability. The impact on the global population and the duration of the COVID-19 pandemic is difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and the effectiveness of those actions. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Initially, the advertising market and Innovid’s operations were affected by the COVID-19 pandemic.
However, Innovid has since recovered from the economic effects of COVID-19, although the impact of future outbreaks or new variants of COVID-19 remains difficult to predict. Innovid continues to monitor its operations, the operations of advertisers and agencies, as well as government recommendations as the pandemic continues to impact the US and global economy. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, Innovid took temporary precautionary measures intended to help minimize the risk of the virus to its employees, its customers, and the communities in which it participates, which could adversely affect Innovid’s business, results of operations, or financial condition. Innovid has implemented hybrid/flexible work schedules for its employees and continues to monitor and evaluate company policies for work, company travel and company events in light of the ongoing COVID-19 pandemic. For instance, Innovid has implemented a business travel optional policy where a member of its team must get pre-approval to travel from an executive. Although Innovid continues to monitor the situation and may adjust its current policies as more information and guidance become available, temporarily suspending travel and doing business in-person could negatively impact its marketing efforts, sales cycles, contract terms, recruiting efforts, and create operational or other challenges, any of which could adversely affect Innovid’s business, results of operations, and financial condition. A recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 or its variants could adversely affect Innovid’s business, results of operations, and financial condition, as well as the value of our common stock. Innovid’s customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, travel and hospitality, retail, and energy, may reduce their advertising spending or delay their advertising initiatives, which could adversely affect Innovid’s business, results of operations, and financial condition. Innovid may also experience curtailed customer demand, reduced customer spending or contract duration, delayed collections, lengthened payment terms, and increased competition due to changes in the terms and conditions and pricing of its competitors’ products and services.
The COVID-19 pandemic also led to an increase in CTV viewership, which caused an increase in advertising spending and thus, Innovid’s financial results. Any increase to financial metrics such as revenues, operating margins, net income, net cash provided by operating activities and other financial and operating data, may not be indicative of results for future periods.

In addition to the potential direct impacts to Innovid’s business, the advertising industry is likely to be significantly affected as a result of the actions taken in response to COVID-19. The extent that such a response impacts consumers’ ability or willingness to pay for Innovid’s solution, could result negatively on Innovid’s business and results of operation.
Innovid’s business depends on a limited number of advertising agencies and advertisers.
Innovid derives a substantial portion of its revenue from a limited number of advertising agencies and advertisers. There are inherent risks whenever a large percentage of revenues within any specific market or solution are concentrated within a limited number of advertising agencies and advertisers. Innovid cannot predict the future level of demand for its services and products that will be generated by these advertising agencies and advertisers. In addition, revenue from these advertising agencies and advertisers may fluctuate from time to time. Further, some of Innovid’s contracts with key advertising holding groups may permit such groups to terminate use of its products at any time (subject to notice and certain other provisions). If any of these advertising agencies and advertisers terminate or reduce their use of Innovid’s products, its revenues or specific solutions may be negatively impacted.
If the use of digital advertising is rejected by consumers, through opt-in, opt-out or ad-blocking technologies or other means, it could have an adverse effect on Innovid’s business, results of operations, and financial condition.
Consumers can, with increasing ease, implement technologies that limit Innovid’s ability to collect and use data to deliver advertisements, or otherwise limit the effectiveness of its platform. Cookies may be deleted or blocked by consumers. Cookies have not been available on iPhone, nor across Safari or Firefox browsers for several years and we anticipate that other browsers, including Google Chrome and others will follow suit. While such limitations have not, to date, impacted Innovid’s business as a result of Innovid’s cross-channel, cross-device dynamic creative campaigns, which are not solely reliant on cookies or device IDs, Innovid’s ability to continue to respond to changes in ad-blocking technologies will have an impact on its business, results of operations, and financial condition.
To the extent cookies remain relevant to Innovid’s business, most commonly used internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties, like us, that have no direct relationship with the consumer), and some browsers block third-party cookies by default. For example, Apple recently announced its intention to move to “opt-in” privacy models, requiring users to voluntarily choose to receive targeted ads, which may reduce the value of ad impressions on its iOS mobile application platform. Many applications and other devices allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices using Android and iOS operating systems limit the ability of cookies to track consumers while they are using applications other than their web browser on the device. As a consequence, fewer of Innovid’s cookies or publishers’ cookies may be set in browsers or be accessible in mobile devices, which may adversely affect Innovid’s business. Some consumers also download free or paid “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer’s computer or mobile device.
If more consumers adopt these measures, and Innovid’s alternative approaches prove unsuccessful, Innovid’s business, results of operations, and financial condition could be adversely affected. Ad-blocking technologies could have an adverse effect on Innovid’s business, results of operations, and financial condition if they reduce the volume, effectiveness or value of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first-party data (i.e., data owned by the publisher). Even if ad blockers do not ultimately have an adverse effect on Innovid’s business, investor concerns about ad blockers could cause Innovid’s stock price to decline.
If the ability to collect, use, and disclose data is limited by consumer tools, regulatory restrictions or technology limitations, certain advertising offerings could be impacted and Innovid’s business may be adversely affected.
As Innovid processes transactions through its platform, it collects large amounts of data about advertisements and where they are placed, such as advertiser preferences for media and advertising content. Innovid collects data on consumers that does not identify the individual, including browser, device location and characteristics, online browsing behavior, exposure to and interaction with advertisements, and inferential data about purchase intentions, and preferences. Innovid collects this data through various means, including from its own platform and measurement tracking capabilities. Innovid’s advertisers, publishers, and data providers may choose to provide Innovid with their proprietary data about consumers. Innovid aggregates this data and analyzes it in order to enhance its services, including the pricing, placement, and scheduling of advertisements.

As part of Innovid’s real-time analytics service offering, it also shares the data, or analyses based on it, with its advertisers. There are many technical challenges relating to Innovid’s ability to collect, aggregate and associate the data, and Innovid cannot assure that it will be able to do so effectively. Evolving regulatory standards could place restrictions on the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which Innovid may use or disclose information. Internet users can, with increasing ease, implement practices or technologies that may limit Innovid’s ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of its platform. Although Innovid’s advertisers generally permit it to aggregate and use data from advertising placements, subject to certain restrictions, advertisers might decide to restrict Innovid’s collection or use of their data. Any limitations on this ability could impair Innovid’s ability to deliver certain advertising offerings, which could adversely affect its business, results of operations, and financial condition.
If the use of third-party “cookies,” mobile device IDs or other tracking technologies is restricted without similar or better alternatives, certain offerings could be impacted and Innovid’s business may be adversely affected.
Innovid uses “cookies,” or small text files placed on consumer devices when an internet browser is used, as well as mobile device identifiers, to gather data that enables its platform to be more effective. Innovid’s cookies and mobile device IDs do not identify consumers directly, but record information such as when a consumer views or clicks on an advertisement, when a consumer uses a mobile app, the consumer’s location, and browser or other device information. Publishers, advertisers and partners may also choose to share their information about consumers’ interests or give Innovid permission to use their cookies and mobile device IDs. Without cookies, mobile device IDs, and other tracking technology data, transactions processed through Innovid’s platform would be executed with less insight into consumer activity, reducing the precision of advertisers’ decisions about which impressions to purchase for an advertising campaign. This could make placement of advertising through Innovid’s platform less valuable, and harm its revenue. If Innovid’s ability to use cookies, mobile device IDs or other tracking technologies is limited, it may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device IDs and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation.
Market pressure may reduce Innovid’s revenue per impression.
Innovid’s revenue may be affected by market changes, new demands by advertisers, and competitors. Innovid’s solutions may be priced too high or too low, either of which may carry adverse consequences. Innovid may receive requests from agencies and advertisers for volume discounts, fee revisions, and rebates. Any of these developments could adversely affect Innovid’s business, results of operations, or financial condition. Any failure of Innovid’s pricing approaches to gain acceptance could adversely affect its business, results of operations, and financial condition.
Innovid must scale its platform infrastructure to support anticipated growth and transaction volume. If Innovid fails to do so, it may limit its ability to process ad impressions, and it may lose revenue.
Innovid’s business depends on processing ad impressions in milliseconds, and it must handle an increasingly large volume of such transactions. The addition of new solutions, such as header bidding in mobile and the CTV and OTT formats, support for evolving advertising formats, handling, and use of increasing amounts of data, and overall growth in impressions, place growing demands upon Innovid’s platform infrastructure. If Innovid is unable to grow its platform to support substantial increases in the number of transactions and in the amount of data it processes, on a high-performance, cost-effective basis, its business, results of operations, and financial condition could be adversely affected. Innovid expects to continue to invest in its platform in order to meet these requirements, and that investment may adversely affect its business, results of operations, and financial condition.
If advertisers, publishers and data providers do not obtain the necessary and requisite consents from consumers for Innovid to process their personal data, Innovid could be subject to fines and liability.
Because Innovid does not have direct relationships with consumers, it relies on advertisers, publishers and data providers, as applicable, to obtain the consent of the consumer on its behalf to process their data and deliver interest-based advertisements, and to implement any notice or choice mechanisms required under applicable laws, but if advertisers, publishers, or data providers do not follow this process (including as the legal requirements in this area continue to evolve and develop), Innovid could be subject to fines and liability. Innovid may not have adequate insurance or contractual indemnity arrangements to protect itself against any such claims and losses.
Advertisements on websites, applications and other digital media properties of publishers serviced through Innovid’s platform are viewed by consumers visiting the publishers’ digital media properties. Publishers often have terms of use in place with their consumers that disclaim or limit their potential liabilities to consumers, or pursuant to which consumers waive rights to bring class actions against the publishers. Innovid generally does not have terms of use in place with such consumers, so it cannot disclaim or limit potential liabilities to them through terms of use, which may expose it to greater liabilities than certain of its competitors.

Innovid faces intense and increasing competition for employee talent, and if it does not retain and continue to attract highly skilled talent or retain its senior management team and other key employees, it may not be able to sustain its growth or achieve its business objectives.
Innovid is led by a strong management team that has extensive experience leading technology and digital marketing companies. Innovid’s success and future growth depends to a significant degree on the leadership, knowledge, skills and continued services of its senior management team and other key personnel. The loss of any of these persons could adversely affect Innovid’s business.
Innovid’s future success also depends on its ability to retain, attract and motivate highly skilled technical, managerial, marketing, and customer service personnel. Innovid expects to continue its growth in the near term. Innovid may incur significant costs to attract and retain qualified employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards. New employees often require significant training and Innovid may lose new or existing employees to its competitors or other companies before it realizes the benefit of its investment in recruiting and training them. Competition for personnel is intense, particularly in the technology and software industries. A substantial majority of Innovid’s workforce are at-will employees, and Innovid may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge. Innovid’s inability to retain and attract the necessary personnel could adversely affect its business, financial condition and results of operations.
Seasonal fluctuations in advertising activity could have a negative impact on Innovid’s revenue, cash flow and operating results.
Innovid’s revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of its customers spending on advertising campaigns. For example, advertisers typically allocate the largest portion of their media budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects Innovid’s highest level of measurement activity while the first quarter reflects the lowest level of such activity. Innovid’s historical revenue growth has masked the impact of seasonality, but if its growth rate declines or seasonal spending becomes more pronounced, seasonality could have a more significant impact on its revenue, cash flow and operating results from period to period.
Innovid is subject to payment-related risks, and if its ability to accurately and timely collect payments is impaired, it’s business, financial condition and results of operations may be adversely affected.
Innovid has a large and diverse customer and integration partner base. At any given time, one or more of Innovid’s customers or partners may experience financial difficulty, file for bankruptcy protection or cease operations. Unfavorable economic and financial conditions could result in an increase in customer financial difficulties which could adversely affect Innovid. The direct impact on Innovid could include reduced revenues and write-offs of accounts receivable and expenditures billable to customers, and if these effects were severe enough, the indirect impact could include impairments of intangible assets and reduced liquidity. Furthermore, the payment risks Innovid faces are heightened since some of the media agencies with which Innovid deals collect payments from their advertiser customers and then remit to Innovid such amounts on behalf of those advertiser customers, each of whom is subject to independent billing and payment risks as well. Although no core client (brand/advertiser) accounted for more than 14% of Innovid’s revenue in 2021, our approximately 100 core clients accounted for in excess of 90% of Innovid’s total revenue in 2021.
Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or disruptions from Innovid’s inability to adequately plan for and manage service failures or infrastructure capacity requirements, could impair the delivery of Innovid’s services and harm its business.
Innovid currently serves its customers from third-party data center hosting facilities and cloud computing platform providers located in the United States. Innovid also relies on computer hardware purchased or leased, if any, from, software licensed from, and cloud computing platforms provided by, third parties in order to offer its services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of Innovid’s systems generally, including the systems of its third-party platform providers, could result in interruptions in its services. Innovid has from time to time experienced interruptions in its services and such interruptions may occur in the future. Also, Innovid may contract with other third-party data centers outside of the United States, including China, which may carry risks that Innovid does not, or may not be able to, anticipate. In addition, the ongoing COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems or to run Innovid’s business. As Innovid increases its reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, its exposure to damage from service interruptions may increase.

Innovid does not control the operation of any of these facilities, and it may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Innovid may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, as well as local administrative actions (including shelter-in-place or similar orders), changes to legal or permitting requirements and litigation to stop, limit or delay operation. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or pandemic (including the COVID-19 pandemic), an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in Innovid’s services.
These hardware, software, data and cloud computing platforms may not continue to be available at reasonable prices, on commercially reasonable terms or at all. Any loss of the right to use any of these hardware, software or cloud computing platforms could significantly increase Innovid’s expenses and otherwise result in delays of its services until equivalent technology is either developed by Innovid, or is obtained through purchase or license and integrated into Innovid’s services.
Additionally, improving Innovid’s platform’s infrastructure and expanding its capacity in anticipation of growth in new channels and formats, as well as implementing technological enhancements to its platform to improve its efficiency and cost-effectiveness are key components of its business strategy, and if Innovid’s data centers are unable to keep up with its growing needs for capacity, this could have an adverse effect on its business. Any changes in third-party service levels at Innovid’s data centers or any errors, defects, disruptions, or other performance problems could adversely affect its reputation, expose it to liability, cause it to lose customers, or otherwise adversely affect its business, results of operations, and financial condition. Service interruptions might reduce Innovid’s revenue, trigger refunds, subject Innovid to potential liability, or adversely affect its business, results of operations, and financial condition.
If Innovid does not accurately plan for its infrastructure capacity requirements and it experiences significant strains on its data center capacity, its clients could experience performance degradation or service outages that may subject Innovid to financial liabilities, result in customer losses and harm its reputation and business. As Innovid adds data centers and capacity and continues to move to cloud computing platform providers, it may move or transfer its data and its customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of Innovid’s services, which may damage its business.
Innovid’s software platform could be susceptible to errors, defects, or unintended performance problems that could adversely affect its business, results of operations, and financial condition.
Innovid depends upon the sustained and uninterrupted performance of its platform to operate its business. Software bugs, faulty algorithms, technical or infrastructure problems, or system updates could lead to an inability to process data to place advertisements or price inventory effectively, or cause advertisements to display improperly or be placed in proximity to inappropriate content, which could adversely affect Innovid’s business, results of operations, and financial condition. These risks are compounded by the complexity of Innovid’s technology and the large amounts of data Innovid utilizes. Because Innovid’s software is complex, undetected material defects, errors and failures may occur. Despite testing, errors or bugs in Innovid’s software may not be found until the software is in its live operating environment. Errors or failures in Innovid’s solution, even if caused by the implementation of changes by advertisers, publishers, or partners to their systems, could also result in negative publicity, damage to its reputation, loss of or delay in market acceptance of its solution, increased costs, loss of revenue or loss of competitive position. In such an event, Innovid may be required or choose to expend additional resources to help mitigate any problems resulting from defects, errors and failures in its software. As a result, defects or errors in Innovid’s products or services could harm its reputation, result in significant costs, impair the ability of advertisers to sell and impair its ability to fulfill obligations with its clients. Any significant interruptions could adversely affect Innovid’s business, results of operations, and financial condition.
If CTV, mobile devices or their operating systems and Internet browsers develop in ways that prevent advertisements from being delivered to consumers, Innovid’s business, results of operations and financial condition generally, could be adversely affected.
Innovid’s success in the mobile advertising industry depends upon the ability of its platform to provide advertising for mobile connected devices, the major operating systems or internet browsers that run on them, and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems or browsers is controlled by third parties that may also introduce new devices and operating systems or modify existing ones, and network carriers may affect Innovid’s ability to access specified content on mobile devices. For example, Apple recently announced its intent to eliminate the Identifier for advertisers, which Innovid and other advertising firms have used to deliver targeted advertisements to consumers.

While the effects of this development are uncertain and would not prevent Innovid from operating its header bidding technology on Apple products, it could reduce the value of the ad impressions it offers. If Innovid’s platform cannot operate effectively with popular devices, operating systems or Internet browsers, including Apple devices and iOS, its business, results of operations, and financial condition could be adversely affected.
Also, as online video advertising continues to scale and evolve, the amount of online video advertising being bought and sold programmatically has increased dramatically. The online video advertising market continues to grow with the increased popularity of CTV. However, despite the opportunities created by programmatic advertising, programmatic solutions for CTV and OTT publishers are still nascent compared to desktop and mobile video solutions. Many CTV publishers have backgrounds in cable or broadcast television and have limited experience with digital advertising, and in particular programmatic advertising. For these publishers, it is extremely important to protect the quality of the viewer experience to maintain brand goodwill and ensure online advertising efforts do not create sales channel conflicts or otherwise detract from their direct sales force. In this regard, programmatic advertising presents a number of potential challenges, including the ability to ensure ads are brand safe, comply with business rules around competitive separation, are not overly repetitive, are played at the appropriate volume, and do not cause delays in load-time of content. Innovid believes its platform is well-positioned to allow publishers the opportunity to achieve these goals and also reliably achieve “ad potting,” or the placement of the desired number of advertisements in commercial breaks. While Innovid believes programmatic advertising will continue to grow as a percentage of overall CTV advertising, there can be no assurance that CTV publishers will adopt programmatic solutions such as Innovid’s, or the rate at which they may adopt such solutions, which could adversely affect Innovid’s business, results of operations, and financial condition.
The market in which Innovid participates is intensely competitive, and it may not be able to compete successfully with its current or future competitors.
Innovid’s industry and business is subject to rapid and frequent changes in technology, evolving client demands and frequent competitors with new and enhanced offerings. Innovid competes for both supply and demand with larger, well-established companies that may have technological advantages stemming from their experience in the market. Innovid’s future success will depend on its ability to continuously enhance and improve its offerings to meet client needs and address technological and industry advancements. If Innovid is unable to enhance its solutions to meet market demand in a timely manner, it may not be able to maintain its existing clients or attract new clients. Innovid has made, and intends to continue to make, substantial investments in order to further advance its brand and scale its technology capabilities. However, these investments are inherently risky and may not be successful. Addressing broader marketing and monetization goals, is relatively new to Innovid and it has had to invest in substantial resources to adapt its model, pricing and organization to support this expansion. Similarly, Innovid does not have a long or established track record of competing successfully in this space. If Innovid is not successful in expanding its solutions along broader marketing goals, its results of operations could be adversely affected. Furthermore, Innovid believes the importance of brand recognition will increase as competition in its market increases. However, if Innovid is unable to continuously enhance and improve its offerings, it may be unable to respond effectively to changes in its industry, technology or user preferences, and its solutions may become less competitive or obsolete. Furthermore, brand promotion activities may not yield any increased revenue, and even if they do, any increased revenue may not offset the expenses Innovid incurred in building its brand.
Innovid’s business depends on the overall demand for advertising and on the economic health of Innovid’s current and prospective advertisers. The market for internet advertising solutions is highly competitive and rapidly changing. New technologies and methods of advertising present a dynamic competitive challenge as market participants develop and offer multiple new products and services aimed at facilitating and/or capturing advertising spending. With the introduction of new technologies and the influx of new entrants to the market, including large established companies and companies that Innovid does not yet know about or do not yet exist, Innovid expects competition to persist and intensify in the future, which could harm its ability to increase sales and maintain its profitability. Large and established internet and technology companies may have the power to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage Innovid. These companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to Innovid’s business and results of operations.

These companies also have significantly larger resources than Innovid does, and in many cases have advantageous competitive positions in popular products and services like Gmail, YouTube, Chrome, Facebook and Instagram, which they can use to their advantage. Furthermore, Innovid’s competitors include large and established internet and technology companies that have invested substantial resources in innovation, which could lead to technological advancements that change the competitive dynamics of Innovid’s business in ways that it may not be able to predict. Competition could also hinder the success of new advertising solutions that Innovid offers in the future. If any of these risks were to materialize, Innovid’s ability to compete effectively could be significantly compromised and its results of operations could be harmed. Any of these developments would make it more difficult for Innovid to sell its offerings and could result in increased pricing pressure, reduced gross margins, increased sales and marketing expense and/or the loss of market share.
Innovid relies on advertisers and publishers to abide by contractual requirements and relevant laws, rules, and regulations when using its platform. Legal claims or enforcement actions resulting from their actions could expose Innovid to liabilities, damage its reputation, and be costly to defend. In addition, in certain instances Innovid’s campaigns are dependent upon the performance of third-parties hired by its clients. Any failure of such parties to meet expected performance benchmarks could have a negative impact on the success of Innovid’s services.
The advertisers and publishers engaging in transactions through Innovid’s platform impose various requirements upon each other, and Innovid and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. Innovid may assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through the contracts it enters into with advertisers or publishers transacting business through its platform under applicable laws, regulations or common law duties, even if Innovid has not assumed responsibility contractually. These responsibilities could expose Innovid to significant liabilities, perhaps without the ability to impose effective mitigating controls upon, or to recover from, advertisers and publishers.
Innovid contractually requires its advertisers, publishers and data providers to abide by relevant laws, rules and regulations, and restrictions by their counterparties, when transacting on Innovid’s platform, and it generally attempts to obtain representations from advertisers that the advertising they place through its platform complies with applicable laws and regulations and does not violate third-party intellectual property rights. Innovid also generally receives representations from advertisers, publishers and data providers about their data privacy practices and compliance with applicable laws and regulations, including their maintenance of adequate privacy policies that disclose and permit Innovid’s data collection practices. Nonetheless, there are many circumstances in which it is difficult or impossible for Innovid to monitor or evaluate its compliance. For example, Innovid cannot control the content of advertisers and/or publisher’s media properties.
If advertisers, publishers or data providers fail to abide by relevant laws, rules and regulations, or contract requirements when transacting over Innovid’s platform or after such a transaction is completed, or if such parties fail to provide proper notice to and obtain proper consent from individuals that permit Innovid’s data collection practices where applicable, Innovid could potentially face liability to consumers for such misuse. Further, Innovid could face potential liability to consumers in the event such parties engage in malicious activities, such as the introduction of malware into consumers’ computers through advertisements served through Innovid’s platform, and code that redirects consumers to sites other than the ones consumers sought to visit, potentially resulting in malware downloads or use charges from the redirect site. Advertisers often have terms of use in place with their consumers that disclaim or limit their potential liabilities to such consumers, or pursuant to which consumers waive rights to bring class-action lawsuits against the publishers related to advertisements, which could make Innovid a more likely target for certain lawsuits. Similarly, if such misconduct results in enforcement action by a regulatory body or other governmental authority, Innovid could become involved in a potentially time-consuming and costly investigation, or it could be subject to some form of sanction or penalty and face reputational damage. Innovid may not have adequate indemnities to protect itself against, and its policies of insurance may not cover, all such claims and losses.
If advertisers or publishers do not have sufficient rights to the content, technology, data or other material that they provide or make available to Innovid, Innovid’s business and reputation may be harmed.
If advertisers or publishers do not have sufficient rights to the content, technology, data, or other material that they provide or make available to Innovid, or if it infringes or is alleged to infringe the intellectual property rights of third parties, Innovid could be subject to claims from those third parties, which could adversely affect its business, results of operations, and financial condition. For example, channel partners may aggregate ad impressions across several publishers, and Innovid may not be able to verify that these aggregators own or have rights to all of their digital ad impressions. As a result, Innovid may face potential liability for copyright, patent, trademark or other intellectual property infringement, or other claims. Litigation to defend these claims could be costly and have an adverse effect on Innovid’s business, results of operations, and financial condition. While Innovid does include indemnity provisions covering customer content in its service agreements, it can provide no assurance that it is adequately insured to cover claims related to customer content or that its indemnification provisions will be adequate to mitigate all liability that may be imposed on it as a result of claims related to customer content.

Innovid’s platform relies on third-party open source software components. Failure to comply with the terms of the underlying open source software licenses could expose Innovid to liabilities, and the combination of open source software with code that it develops could compromise the proprietary nature of its platform.
Innovid’s platform utilizes software licensed to it by third-party authors under “open source” licenses, and Innovid expects to continue to utilize open source software in the future. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that Innovid’s platform depends upon the successful operation of the open source software it uses, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of Innovid’s platform, delay new solutions introductions, result in a failure of its platform, and injure its reputation. For example, undetected errors or defects in open source software could render Innovid vulnerable to breaches or security attacks, and, in conjunction, make its systems more vulnerable to data breaches. Furthermore, some open source licenses contain requirements that Innovid make available source code for modifications or derivative works Innovid creates based upon the type of open source software Innovid uses. If Innovid combines its proprietary software with open source software in a specific manner, it could, under some open source licenses, be required to release the source code of its proprietary software to the public. This would allow Innovid’s competitors to create similar solutions with lower development effort and time and ultimately put Innovid at a competitive disadvantage.
Although Innovid monitors its use of open source software, it cannot be sure that the process for controlling the use of open source software in its platform will be effective. If Innovid is held to have breached the terms of an open source software license, it could be required to seek licenses from third parties to continue operating using its solutions on terms that are not economically feasible, to re-engineer its solutions or the supporting computational infrastructure, to discontinue use of the code or to make generally available, in source code form, portions of its proprietary code.
Innovid’s business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as terrorism.
Innovid’s business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for Innovid’s business, results of operations, and financial condition, many of which are beyond Innovid’s control. A significant natural disaster could have a material adverse effect on Innovid’s business, results of operations, and financial condition, and Innovid’s insurance coverage may be insufficient to compensate Innovid for losses that may occur. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in Innovid’s or its customers businesses or the economy as a whole. Innovid may also be subject to cyber security incidents – see “Risks Relating to Information Technology, Cybersecurity and Intellectual Property—System failures, security breaches, or cyberattacks could interrupt the operation of Innovid’s platform and data centers and significantly harm its business, financial condition and results of operations” below for more details. Innovid may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting areas in which it operates. As Innovid relies heavily on technology such as computers, communications systems and the Internet to conduct its business and provide high-quality customer service, these disruptions could negatively impact Innovid’s ability to run its business and either directly or indirectly disrupt its customers businesses, which could have an adverse effect on Innovid’s business, results of operations and financial condition.
Innovid relies on integrations with demand- and supply-side advertising platforms, ad servers and social platforms. A decrease in demand for advertising and public criticism of digital advertising technology in the US and internationally, could adversely affect the demand for and use of Innovid’s solutions.
Innovid’s business depends, in part, on the demand for digital advertising technology. The digital advertising industry has been and may in the future be subject to reputational harm, negative media attention and public complaint relating to, among other things, the alleged lack of transparency and anti-competitive behavior among advertising technology companies. This public criticism could result in increased data privacy and anti-trust regulation in the digital advertising industry in the US and internationally. In addition, Innovid’s services are delivered in web browsers, mobile apps and other software environments where online advertising is displayed, and certain of these environments have announced future plans to phase out or end the use of cookies and other third-party tracking technology on their operating systems in order to provide more consumer data privacy. While Innovid’s technology and solutions do not rely on persistent identifiers or cookie-based or cross-site tracking, these changes and other updates to software functionality in these environments could hurt Innovid’s ability to effectively deliver its services.

Innovid may not be able to accurately predict changes in overall advertiser demand for the channels in which it operates, and cannot assure that its investment in formats will correspond to any such changes. Advertisers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of advertisements. In order for Innovid’s services to be successful, there must be a large base of advertisers to deliver content. Innovid has limited or no control over the availability or acceptance of those advertisements, and any change in the licensing terms, costs, availability or user acceptance of these advertisements could adversely affect its business. Any decrease in the use of mobile, display, and video advertising, whether due to customers losing confidence in the value or effectiveness of such channels, regulatory restrictions, public criticism or other causes, or any inability to further penetrate CTV or enter new and emerging advertising channels, could adversely affect Innovid’s business, results of operations, and financial condition. Any change or decrease in the demand for digital advertising, including on social media platforms as a result of avoidance campaigns or similar events, may negatively affect the demand for and use of Innovid’s solutions. If Innovid’s customers significantly reduce or eliminate their digital ad spend in response to the public criticism of the digital advertising industry or its related effects, its business, financial condition and results of operations could be adversely affected.
Innovid’s international operations and expansion expose it to several risks.
Innovid’s current global operations and future initiatives involve a variety of risks, including, in addition to risks described elsewhere in this section:
•operational and execution risk, including localization of the product interface and systems, translation into foreign languages, adaptation for local practices, adequate coordination of timing to onboard local clients and advertisers, difficulty of maintaining Innovid’s corporate culture, challenges inherent to hiring and efficiently managing an increased number of employees over large geographic distances, and the increasing complexity of the organizational structure required to support expansion and operations into multiple geographies and regulatory systems;
•insufficient, or insufficiently coordinated, demand for and supply of advertising inventory in specific geographic markets, which could impair Innovid’s ability to accurately predict user engagement in that market;
•compliance with (and liability for failure to comply with) applicable local laws and regulations, including, among other things, laws and regulations with respect to data protection, data/user privacy, tax and withholding, labor regulations, anti-corruption, consumer protection, spam and content, which laws and regulations may be inconsistent across jurisdictions;
•intensity of local competition for digital advertising budgets and internet display inventory;
•changes in a specific country’s or region’s political or economic conditions;
•risks related to pricing structure, payment and currency, including aligning Innovid’s pricing model and payment terms with local norms, higher levels of credit risk and payment fraud, difficulties in invoicing and collecting in foreign currencies and associated foreign currency exposure, restrictions on foreign ownership and investments, and difficulties in repatriating or transferring funds from or converting; currencies; and
•limited or unfavorable intellectual property protection.
Innovid currently operates in Europe through a subsidiary located in the United Kingdom and may expand to other global regions including China, other South Asian countries as well as Latin America. It remains unclear what impact the withdrawal of the United Kingdom from the EU(“Brexit”) will have on Innovid’s business in the United Kingdom, EU and elsewhere globally. Brexit may adversely affect economic conditions in the United Kingdom, EU and elsewhere across the globe, and could contribute to volatility in foreign exchange markets with respect to the British Pound and Euro, which Innovid may not be able to effectively manage, and its financial results could be adversely affected. Further, Brexit may add additional complexity to potential European operations. Accordingly, Innovid cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit. Additionally, operating in international markets also requires significant management attention and financial resources. Innovid cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability. Foreign currency exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro. While Innovid may engage in hedging transactions to minimize the impact of uncertainty in future exchange rates on intra-company transactions and financing, it may not hedge all of its foreign currency exchange rate risk. In addition, hedging transactions, to the extent Innovid may engage in hedging, carries its own risks and costs, and could expose it to additional risks that could harm its financial condition and operating results.

Changes in tax laws or tax rulings could materially affect Innovid’s effective tax rates, financial position and results of operations.
The tax regimes Innovid is subject to or operates under may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or changes in interpretations of existing laws could cause Innovid to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services and excise, net worth, property, and goods and services taxes), which in turn could materially affect Innovid’s financial position and results of operations. For example, in December 2017, the US federal government enacted the Tax Cuts and Jobs Act, or the “2017 Tax Act”. The 2017 Tax Act significantly changed the existing US corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a onetime deemed repatriation toll tax on cumulative undistributed foreign earnings. Many of the provisions of the 2017 Tax Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service, or IRS, or others. Some of the provisions of the 2017 Tax Act may be changed by a future Congress and may face future challenges by the WTO. Although Innovid cannot predict the nature or outcome of such future interpretive guidance, or actions by a future Congress or WTO, they could adversely impact the consolidated results of Innovid’s operations and financial position. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact Innovid’s tax obligations. Any significant changes to Innovid’s future effective tax rate may materially and adversely affect Innovid’s business, financial condition, results of operations, or cash flows.
Innovid could be required to collect additional sales, value added or similar taxes or be subject to other tax liabilities that may adversely affect its results of operations.
One or more countries or US states may seek to impose incremental or new sales, value added taxes or use or other tax collection obligations on Innovid. An increasing number of states have considered or adopted laws that impose sales tax collection obligations on out-of-state companies. This is also the case in respect of the EU, where value added taxes may be imposed on non-EU companies making digital sales to consumers within the EU. In addition, the US Supreme Court ruled in South Dakota v. Wayfair, Inc., or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the customer’s state. In response to Wayfair, or otherwise, state and local governments may adopt, or begin to enforce, laws requiring Innovid to calculate, collect and remit sales taxes in their jurisdictions. Similarly, many foreign jurisdictions have considered or adopted laws that impose value added, digital services or similar indirect taxes on companies despite not having a physical presence in the foreign jurisdiction.
A successful assertion by one or more states, or other countries or jurisdictions, requiring Innovid to collect taxes where it presently does not do so, or to collect more taxes in a jurisdiction in which it currently collects some taxes, could result in substantial liabilities, including taxes on past sales as well as penalties and interest. Innovid continually monitors the ever-evolving tax landscape in the jurisdictions in which it operates and those jurisdictions where its customers reside. The requirement to collect sales, value added or similar indirect taxes by foreign, state or local governments for sellers that do not have a physical presence in the jurisdiction could also create additional administrative burdens for Innovid, put it at a competitive disadvantage if they do not impose similar obligations on its competitors or decrease its future sales, which may materially and adversely affect its business and results of operations.
Innovid may have exposure to greater than anticipated tax liabilities.
Innovid’s income tax obligations are based in part on its corporate operating structure and intercompany arrangements. The tax laws applicable to Innovid’s business, including the laws of the US and other jurisdictions, are subject to interpretation, and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. Innovid’s existing corporate structure and intercompany arrangements have been implemented in a manner Innovid believes is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which Innovid operates may challenge Innovid’s methodologies for intercompany arrangements, which could impact Innovid’s worldwide effective tax rate and harm its financial position and results of operations. In addition, changes to Innovid’s corporate structure and intercompany agreements, including through acquisitions, could impact Innovid’s worldwide effective tax rate and harm its financial position and results of operation.

Innovid may not be able to effectively integrate the businesses it acquires, which may adversely affect its ability to achieve its growth and business objectives.
Innovid explores, on an ongoing basis, potential acquisitions of additional businesses, products, solutions, technologies or teams. If Innovid identifies an appropriate acquisition candidate, it may not be successful in negotiating the terms and/or financing of the acquisition, and its due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, solution or technology, including issues related to intellectual property, product quality or architecture, employees or clients, regulatory compliance practices or revenue recognition or other accounting practices. Any acquisition or investment may require Innovid to use significant amounts of cash, issue potentially dilutive equity securities or incur debt, contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm its financial condition or results. In addition, acquisitions, including Innovid’s recent acquisitions, involve numerous risks, any of which could harm its business, including:
•difficulties in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of Innovid’s core competency;
•the need to integrate operations across different geographies, cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•cultural challenges associated with integrating employees from the acquired company into Innovid’s organization;
•ineffectiveness, lack of scalability or incompatibility of acquired technologies or services;
•potential loss of key employees of acquired businesses;
•inability to maintain the key business relationships and the reputation of acquired businesses;
•failure to successfully further develop the acquired technology in order to recoup Innovid’s investment;
•unfavorable reputation and perception of the acquired product or technology by the general public;
•diversion of management’s attention from other business concerns;
•liability or litigation for activities of the acquired business, including claims from terminated employees, clients, former shareholders or other third parties;
•implementation or remediation of controls, practices, procedures and policies at acquired businesses, including the costs necessary to establish and maintain effective internal controls; and
•increased fixed costs.
There can be no assurance that Innovid will be able to successfully integrate the businesses that it acquires or that it will be able to leverage the acquired commercial relationships, products or technologies in the manner it anticipates. If Innovid is unable to successfully integrate the businesses it has acquired or any business, product, solution or technology it acquires in the future, its business and results of operations could suffer, and it may not be able to achieve its business and growth objectives.
Innovid has substantial client concentration in certain local markets and solutions, with a limited number of clients accounting for a substantial portion of its revenues in those areas.
Although Innovid’s overall customer base is well-diversified, in certain of its local markets and specific solutions, it derives a substantial portion of revenues from a limited number of clients. There are inherent risks whenever a large percentage of revenues within any specific market or solution are concentrated within a limited number of clients. Innovid cannot predict the future level of demand for its services and products that will be generated by these clients. In addition, revenues from these clients may fluctuate from time to time. Further, some of Innovid’s contracts with these clients may permit them to terminate use of its products at any time (subject to notice and certain other provisions). If any of these clients terminate or reduce use of Innovid’s products, its revenues within local markets or specific solutions may be negatively impacted.

Innovid experiences fluctuations in its results of operations due to a number of factors, which make Innovid’s future results difficult to predict and could cause its operating results to fall below expectations or guidance.
Innovid’s quarterly and annual results of operations fluctuate due to a variety of factors, many of which are outside of its control. As a result, comparing Innovid’s results of operations on a period-to-period basis may not be meaningful. Fluctuations in Innovid’s results of operations could cause its performance to fall below the expectations of analysts and investors, and adversely affect the price of its services. Innovid’s past results are not an indication of its future performance. Factors that may affect Innovid’s quarterly results of operations include:
•the nature of Innovid’s clients’ products or services, including the seasonal nature of its clients’ advertising spending;
•lengthy implementation cycles resulting in substantial expenses incurred without any guarantee of revenue generation;
•demand for Innovid’s offering and the size, scope and timing of digital advertising campaigns;
•the relative lack of long-term agreements with Innovid’s clients and advertisers;
•client and advertisers retention rates;
•market acceptance of Innovid’s offering and future solutions and services (i) in current industry verticals and new industry verticals, (ii) in new geographic markets, (iii) in new advertising channels, or (iv) for broader marketing goals;
•the timing of large expenditures related to expansion into new solutions, new geographic markets, new industry verticals, acquisitions and/or capital projects;
•the timing of adding support for new digital devices, platforms and operating systems;
•Innovid’s clients’ budgeting cycles;
•changes in the competitive dynamics of Innovid’s industry, including consolidation among competitors;
•consumers’ response to Innovid’s clients’ advertisements, to online advertising in general and to tracking technologies for targeted or behavioral advertising purposes;
•Innovid’s ability to control costs, including its operating expenses;
•network outages, errors in Innovid’s technology or security breaches and any associated expense and collateral effects;
•foreign currency exchange rate fluctuations, as some of Innovid’s foreign sales and costs are denominated in its local currencies;
•failure to successfully manage any acquisitions; and
•general economic and political conditions in Innovid’s domestic and international markets.
As a result, Innovid may have a limited ability to forecast the amount of future revenue and expense, and its results of operations may from time to time fall below its estimates or the expectations of public market analysts and investors.
Risks Relating to Compliance with Law, Government Regulation and Litigation
Innovid is subject to anti-bribery, anti-corruption, and similar laws and non-compliance with such laws can subject it to criminal penalties or significant fines and harm its business and reputation.
Innovid is subject to anti-bribery and similar laws, such as the FCPA, the US domestic bribery statute contained in 18 USC. § 201, the USA PATRIOT Act, US Travel Act, the U.K. Bribery Act 2010 and the Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which it conducts activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti-corruption laws may also hold Innovid liable for acts of corruption or bribery committed by its third-party business partners, representatives, and agents, even if Innovid does not authorize such activities. As Innovid increases its international sales and business, and increases its use of third parties, Innovid’s risks under these laws will increase.

Innovid operates in jurisdictions that present a high risk for bribery and corruption according to the Transparency International Corruption Perceptions Index, and Innovid’s current policies and procedures may not be sufficient to mitigate Innovid’s anti-corruption risks. As a public company, the FCPA separately requires that Innovid keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over its assets. Innovid has adopted policies and procedures and conducted training designed to prevent improper payments and other corrupt practices prohibited by applicable laws, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject Innovid to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions, and/or sanctions could have an adverse effect on Innovid’s business, results of operations and financial condition.
Innovid is subject to economic and trade sanctions laws and regulations and export and import controls that could impair its ability to compete in international markets or subject it to liability if it is not in compliance with applicable laws
Innovid is subject to various US export control laws and regulations, including the Export Administration Regulations administered by the US Department of Commerce, and trade and economic sanctions laws and regulations, including those administered by the US Department of the Treasury’s Office of Foreign Assets Control, the US Department of State, and the US Department of Commerce (collectively, “Trade Controls”). US Trade Controls prohibit or restrict transactions and dealings, including the shipment of products and the provision of services to or involving certain countries, territories, governments, and persons. Although Innovid endeavors to conduct its business in compliance with Trade Controls, its failure to successfully comply may expose it to negative legal and business consequences, including civil or criminal penalties, governmental investigations, loss of export privileges, disgorgement of profits, significant fines, damages, suspension and/or debarment from contracting with certain persons, adverse media coverage, and other reputational harm.
Furthermore, if Innovid exports its technology or software, such exports may require authorization from US regulators, including prior licensing from the US Department of Commerce or other appropriate government authorization. Obtaining such authorization and otherwise complying with Trade Controls may be time-consuming and may result in the delay or loss of opportunities.
In addition, various countries regulate the import of encryption technology, including the imposition of import permitting and licensing requirements, and have enacted laws that could limit Innovid’s ability to offer its platform or could limit its customers’ ability to use Innovid’s platform in those countries. Changes in Innovid’s platform or future changes in export and import regulations may create delays in the introduction of Innovid’s platform in international markets or prevent Innovid’s customers with international operations from deploying its platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of Innovid’s platform by, or in its decreased ability to export its technology and services to, existing or potential customers. Any decreased use of Innovid’s platform or limitation on its ability to export its platform would likely adversely affect its business, results of operations, and financial condition.
Failure to comply with applicable legislation and regulation on data privacy and data protection and changes in laws and regulations that result in changes to Innovid’s data collection and storage practices may adversely affect its business.
There are a growing number of data privacy and protection laws and regulations in the digital advertising industry that apply to Innovid’s business. Innovid has dedicated, and expects to continue to dedicate, significant resources in its efforts to comply with such laws and regulations. For example, Innovid has implemented policies and procedures to comply with applicable data privacy laws and regulations, and relies on contractual representations made to it by customers and partners that the information they provide to it and their use of its solutions do not violate these laws and regulations or their own privacy policies. If Innovid’s customers’ and partners’ representations are false or inaccurate, or if its customers and partners do not otherwise comply with applicable privacy laws, Innovid could face adverse publicity and possible legal or regulatory action. Conversely, Innovid’s partners and communications services providers have adopted their own policies based on their own perceptions of legal requirements or other policy determinations, and these policies have in the past temporarily prevented Innovid, and may again in the future prevent it, from operating on their platforms and possibly result in loss of business or litigation. The application, interpretation and enforcement of data privacy and protection laws and regulations are often uncertain and continue to evolve, particularly in the new and rapidly evolving industry in which Innovid operates, and may be interpreted and applied inconsistently between states within a country or between countries, and Innovid’s current policies and practices may be found not to comply.

In the US, federal and state laws impose limits on, or requirements regarding the collection, distribution, use, security and storage of personal information of individuals. For example, the Children’s Online Privacy Protection Act applies to websites and other online services that collect personal information about children under 13 years of age. The FTC Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. With respect to the use of personal information for direct marketing purposes, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Further, the Telephone Consumer Protection Act restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent, and is a particularly highly litigated issue.
There has also been increased regulation of data privacy and security in the US particularly at the state level. For example, in 2018, California enacted the CPA, which came into effect in January 2020 and places increased obligations on businesses. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the CPRA, which significantly expands the CCPA. The CPRA, which takes effect January 1, 2023 (and applies to data collected during the prior year), introduces additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA has marked the beginning of a trend toward more stringent state data privacy legislation in the US, which could increase Innovid’s potential liability and adversely affect its business. For example, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, or CDPA, which is set to take effect on January 1, 2023. Further, Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023. The potential effects of legislation are far-reaching and may require Innovid to modify its processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Further, foreign data privacy laws are also rapidly changing and have become more stringent in recent years. In the EEA and the UK, the EEA GDPR, the UK General Data Protection Regulation, and the UK Data Protection Act 2018 impose strict obligations on the ability to collect, analyze, use, transfer and otherwise process personal data. This includes requirements with respect to accountability, transparency, obtaining individual consent, international data transfers, security and confidentiality and personal data breach notifications, which may restrict our processing activities. Separate, restrictive obligations relating to electronic marketing and the use of cookies which may limit our ability to advertise or analyze user behavior online. In the EU and UK, informed consent is required for the placement of most cookies or similar technologies on a user’s device and for direct electronic marketing. The EEA privacy laws on cookies and e-marketing are also subject to change as they are likely to be replaced by the European Commission’s Regulation on Privacy and Electronic Communications, or the ePrivacy Regulation. The ePrivacy Regulation may introduce more stringent requirements for using cookies and similar technologies for direct marketing and significantly increase fines for non-compliance in-line with the GDPR. In addition, there is an increasing regulatory focus on cookies in Europe recently following a recent court decision, privacy activists’ campaigns and various guidance issued by supervisory authorities, which has in some cases led to significant monetary penalties. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
Innovid expects that there will continue to be new proposed laws, regulations, and industry standards concerning data privacy, data protection, and information security in the United States and other jurisdictions at all levels of legislature, governance, and applicability. These federal, state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are increasingly restricting the collection, processing and use of personal data. Innovid continues to monitor changes in laws and regulations, and the costs of compliance with, and the other burdens imposed by, these and other new laws or regulatory actions increase our costs. Although Innovid takes reasonable efforts to comply with all applicable laws and regulations, laws are constantly evolving, can be subject to significant change or interpretive application, and may be inconsistent from one jurisdiction to another.

Any perception of Innovid’s practices, platform or solutions delivery as a violation of data privacy rights may subject it to public criticism, loss of customers or partners, loss of goodwill, class action lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, any of which could significantly disrupt its business and expose it to liability in ways that negatively affect its business, results of operations and financial condition. Innovid or its third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in Innovid’s or its third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect Innovid’s or Innovid’s third-party service providers’ business, results of operations or financial condition.
In addition, failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and significant fines, individual or class action lawsuits, significant legal fees, and civil or criminal liability. Any regulatory or civil action that is brought against Innovid, even if unsuccessful, may distract its management’s attention, divert its resources, negatively affect its public image or reputation among its customers and partners and within its industry, and, consequently, harm its business, results of operations and financial condition.
Legal uncertainty and industry unpreparedness for new regulations may mean substantial disruption and inefficiency, demand constraints, and reduced value.
Some of Innovid’s advertisers may be unprepared to comply with evolving regulatory guidance under the CCPA, CPRA, CDPA, GDPR, or other new regulations, and may therefore remove personal data from their inventory before passing it into the bid stream, at least temporarily. This may lower customer inventory, resulting in loss of ad spend and revenue for Innovid. Further, since Innovid does not have direct relationships with end users, it relies on advertisers to obtain such consents as required. Even well-prepared advertisers may be confronted with difficult choices and administrative and technical hurdles as they implement their compliance programs and integrate with multiple other parties in the ecosystem. While Innovid can and does provide training and guidance on compliance, the nature of the ecosystem and technology does not support 100% verification that consent from end users has been obtained, when required, and it may unknowingly pass on consumer personal information when it should not. This exposes Innovid to potential regulatory scrutiny, investigations, fines, penalties, and other legal and financial exposure. Additionally, data privacy and data protection laws are evolving, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with Innovid’s safeguards and practices that could result in fines, lawsuits and other penalties, and significant changes to its client’s businesses practices and inventory.
Further, compliance program design and implementation will be an ongoing process as understanding of new regulations increase and industry compliance standards evolve. The resulting process friction could result in substantial inefficiency and loss of inventory and demand, as well as increased burdens upon Innovid’s organization as it seeks to assist customers and adapt its own technology and processes as necessary to comply with the law and industry practice. The uncertain regulatory environment may disadvantage Innovid in comparison to large, integrated competitors such as Google and Facebook, which have greater compliance resources and can take advantage of their direct relationships with end users to secure consents. Changes in the business practices of such large integrated competitors could impose additional requirements with respect to the retention and security of Innovid’s handling or ability to handle customer and end user data, could limit its marketing and core business activities, and have an adverse effect on its business, results of operations, and financial condition.
Risks Relating to Information Technology, Cybersecurity and Intellectual Property
An assertion from a third party that Innovid is infringing its intellectual property rights, whether such assertion is valid or not, could subject it to costly and time-consuming litigation, expensive licenses or other impacts to its business.
There is significant intellectual property development activity in the measurement and authentication of digital ads. Third-party intellectual property rights may cover significant aspects of Innovid’s technologies or business methods or block Innovid from expanding its platform and delivering new solutions, and it cannot be certain that its current operations do not infringe the rights of a third party. Innovid has on one occasion received and may in the future receive allegations and/or claims from third parties that Innovid’s technology infringes or violates such third parties’ intellectual property rights. The cost of defending against such claims, whether or not the claims have merit, is significant and could divert the attention of management, technical personnel and other employees from Innovid’s business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and Innovid may not be successful in defending itself in such matters.

Additionally, Innovid may be obligated to indemnify its customers or partners in connection with any such litigation. Intellectual property claims could harm Innovid’s relationships with its customers and deter future customers from buying its solutions or expose Innovid to litigation. If Innovid is found to infringe intellectual property rights, it could potentially be subject to injunctive or other relief that could affect Innovid’s ability to provide its solutions. Innovid may also be required to develop alternative non-infringing technology and may be unable to do so, or such development may require significant time and expense and may not be successful. In addition, Innovid could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If Innovid cannot license or develop technology for any allegedly infringing aspect of its business, this may limit its platform and solutions, and Innovid may be unable to compete effectively. Any of these results could adversely affect Innovid’s business, financial condition and results of operations.
Innovid’s intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of its technology without compensation, thereby eroding its competitive advantages and having an adverse effect on its business, results of operations, and financial condition.
Innovid relies upon a combination of trade secrets, third-party confidentiality, non-disclosure agreements, contractual restrictions on disclosure and use, and trademark, copyright, patent, and other intellectual property laws to establish and protect its proprietary technology and intellectual property rights. Innovid currently owns trademark registrations and applications for the “Innovid” name and variants thereof and other product-related marks in the United States and certain foreign countries. Innovid has also registered numerous Internet domain names related to its business.
Innovid also relies on copyright laws to protect computer programs related to its platform and its proprietary technologies, although to date Innovid has not registered for statutory copyright protection. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to Innovid for unauthorized use of its software may be limited. Some of Innovid’s proprietary technology, technology architecture, trade secrets and engineering roadmap have not been patented. As a result, Innovid cannot look to patent enforcement rights to protect some of Innovid’s proprietary technology. Furthermore, Innovid’s patent strategy is still in its early stages. Innovid may not be able to obtain any further patents, and Innovid’s pending application may not result in the issuance of a patent. Any issued patents may be challenged, invalidated, or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to Innovid. Additionally, the process of obtaining patent protection is expensive and time-consuming, and Innovid may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
While it is Innovid’s policy to protect and defend its rights to its intellectual property, it cannot predict whether steps taken by it to protect its intellectual property will be adequate to prevent infringement, misappropriation, dilution, or other violations of its intellectual property rights. Third parties may knowingly or unknowingly infringe Innovid’s intellectual property rights, third parties may challenge intellectual property rights held by Innovid, and pending and future trademark and patent applications may not be approved. These claims may result in restrictions on Innovid’s use of its intellectual property or the conduct of its business. In any of these cases, Innovid may be required to expend significant time and expense to prevent infringement or to enforce its rights. Innovid also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology Innovid relies on to conduct its business and differentiate itself from its competitors. Unauthorized parties may also attempt to copy or obtain and use Innovid’s technology to develop applications with the same functionality as its solutions, and policing unauthorized use of its technology and intellectual property rights is difficult and may not be effective. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of Innovid’s intellectual property rights in such countries may be inadequate. If Innovid is unable to protect its intellectual property rights (including in particular, the proprietary aspects of its platform) Innovid may find itself at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create, and protect their intellectual property.
Innovid’s customer agreements generally restrict the use of its confidential information solely to use in connection with the use of its services and restrict the reverse engineering of its technology. In spite of such limitations, reverse engineering Innovid’s software or the theft or misuse of Innovid’s confidential information could occur by customers or other third parties who have access to its technology. Innovid also endeavors to enter into agreements with its employees and contractors in order to limit access to and disclosure of its confidential information, as well as to clarify rights to intellectual property and technology associated with Innovid’s business. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees or consultants party thereto. In addition, these agreements may not effectively prevent unauthorized use or disclosure of Innovid’s confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of Innovid’s confidential information, intellectual property, or technology.

Furthermore, protecting Innovid’s intellectual property is particularly challenging after its employees or its contractors end their relationship with Innovid, and, in some cases, decide to work for Innovid’s competitors. Also, enforceability of the non-compete agreements that Innovid has in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies.
Innovid relies on licenses to use the intellectual property rights of third parties to conduct its business.
Innovid relies on products, technologies, and intellectual property that it licenses from third parties, for use in operating its business. Innovid cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to Innovid on commercially reasonable terms, if at all. Innovid cannot be certain that its licensors are not infringing the intellectual property rights of others or that its suppliers and licensors have sufficient rights to the technology in all jurisdictions in which Innovid may operate. Some of Innovid’s license agreements may be terminated by its licensors for convenience. If Innovid is unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against its suppliers and licensors or against it, or if Innovid is unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, its ability to operate and expand its business could be harmed.
If Innovid fails to adequately maintain the security of and prevent unauthorized access into its systems or devices, advertisers could lose confidence in its platform, and Innovid could face legal claims that could adversely affect its business, results of operations, and financial condition.
Innovid may be subject to fraudulent or malicious activities undertaken by persons seeking to use its platform for improper purposes. For example, someone may attempt to divert or artificially inflate advertiser purchases through Innovid’s platform, or to disrupt or divert the operation of the systems, and devices of its advertisers, and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or for other illicit purposes. For example, sophisticated bot-nets and other complex forms of click fraud might be used to generate fraudulent impressions and divert advertising revenue from legitimate websites of publishers. Those activities could also introduce malware through Innovid’s platform in order to commandeer or gain access to information on consumers’ computers. Innovid uses third-party tools and proprietary technology to identify non-human traffic and malware, and it may reduce or terminate relationships with advertisers that Innovid finds to be engaging in such activities. Although Innovid continuously assesses the quality and performance of advertising on digital media properties, it may be difficult to detect fraudulent or malicious activity, and Innovid relies on its own and third-party tools, as well as the controls of advertisers. Further, perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both Innovid and third parties to improve processes for assessing the quality of advertiser inventory and controlling fraudulent activity. If Innovid fails to detect fraudulent or malicious activity of this sort, its reputation could be damaged, advertisers may contest payment, demand refunds, or fail to give Innovid future business, or Innovid could face legal claims from advertisers. Even if Innovid is not directly involved in fraud or malicious activity, any sustained failures of others in its industry to adequately detect and prevent fraud could generate the perception that programmatic trading is unsafe, harm its reputation, and lead its advertisers to avoid programmatic advertising.
System failures, security breaches or cyberattacks could interrupt the operation of Innovid’s platform and data centers and significantly harm its business, financial condition and results of operations.
Innovid’s success depends on the efficient and uninterrupted operation of its platform. In delivering Innovid’s solutions, it is dependent on the operation of third-party data and cloud computing platforms centers, which are vulnerable to damage or interruption from computer viruses, computer denial of service attacks, unidentified security vulnerabilities, exploitation of encryption technology, or other attempts to harm Innovid’s system and similar events. In the future, in particular due to the increasingly evolving methods of bad actors, Innovid may need to expand its systems at a significant cost and at a more rapid pace than Innovid has to date. Innovid may be unable to provide its solutions on a timely basis or experience performance issues with its platform if Innovid fails to adequately expand or maintain its system capabilities to meet future requirements and address future threats. Some of Innovid’s systems are not fully redundant, and its disaster recovery planning cannot account for all eventualities. The occurrence of any issues or failures at Innovid’s data centers could result in interruptions in the delivery of its solutions to its customers. Additionally, certain of Innovid’s third-party service providers and other vendors have access to portions of its IT system. Performance failures or acts of negligence by these service providers may cause material disruptions to Innovid’s IT systems. A failure or disruption of Innovid’s computer systems, or those of its demand-side integration partners, could impede access to its platform, interfere with its data analytics and prevent the timely delivery of Innovid’s solutions.

The techniques used by criminals to obtain unauthorized access to systems or proprietary information or sensitive, personal or confidential data change frequently and often are not recognized until after being launched against a target, and accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures and there may be a significant delay between the initiation of an attack on our systems and our recognition of the attack. The occurrence of inadvertent or intentional acts of our employees, third-party service providers and other vendors, or business partners may result in a compromise or breach of our networks, or those of third parties with whom we do business. Outside parties may also attempt in the future to fraudulently induce Innovid’s employees or users of its platform to disclose sensitive information via illegal electronic spamming, phishing, or other tactics. Any actual or perceived breach of Innovid’s security measures or Innovid’s third party service providers and other vendors with access to Innovid’s IT system, or the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees, customers or integration partners, or our advertisers and their consumers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose Innovid, our employees, our customers or integration partners, or our advertisers and their consumers to risks of loss or misuse of this information.
Any such breach, loss, disclosure or dissemination may also result in potential liability or fines, governmental inquiry or oversight, enforcement actions, injunctive relief, litigation, public statements against us by advocacy groups or others, or a loss of customer confidence, any of which could harm Innovid’s business and damage its reputation, possibly impeding its ability to retain and attract new customers, and cause a material adverse effect on Innovid’s operations and financial condition. The cost of investigating, mitigating and responding to potential security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant and the risk of legal claims in the event of a security breach is increasing. For example, the CCPA creates a private right of action for certain data breaches. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm Innovid’s reputation. The successful assertion of one or more large claims against Innovid that exceed available insurance coverage, or the occurrence of changes in its insurance policies, including premium increases or the imposition of large deductibles or co-insurance requirements, could adversely affect Innovid’s reputation, business, financial condition, results of operations and cash flows. Any material disruption or slowdown of Innovid’s systems or those of its third-party vendors or business partners, could have a material adverse effect on Innovid’s business, financial condition, results of operations and cash flows.
Risks Relating to Innovid’s Capital Resources
In the future, Innovid may need to obtain additional financing that may not be available or may reduce its profitability or result in dilution to its stockholders.
Innovid may require additional capital in the future to develop and execute Innovid’s long-term growth strategy. Innovid may need to raise additional funds in the future in order to, among other things:
•finance working capital requirements, capital investments, or refinance existing or future indebtedness;
•acquire complementary businesses, technologies, or products;
•develop or enhance its technological infrastructure and its existing platform and solutions;
•fund strategic relationships; and
•respond to competitive pressures.
If Innovid incurs additional indebtedness, its profitability may be reduced. Any future indebtedness could be at higher interest rates and may require Innovid to comply with restrictive covenants, which could place limitations on its business operations. Further, Innovid may not be able to maintain sufficient cash flows from its operating activities to service its existing and any future indebtedness. If Innovid’s operating results are not sufficient to service any future indebtedness, it will be forced to take actions such as reducing or delaying its business activities, investments or capital expenditures, selling assets or issuing equity. If Innovid issues additional equity securities, its stockholders may experience significant dilution and the price of our common stock may decline. Alternatively, if adequate funds are not available or are not available on acceptable terms, Innovid’s ability to fund its strategic initiatives, take advantage of unanticipated opportunities, develop or enhance its technology or services, or otherwise respond to competitive pressures could be significantly limited.

Additional Risks Related to Ownership of Our Common Stock
The price of our common stock and warrants was and may be volatile in the future.
The price of our common stock, as well as our warrants, fluctuated in the past and may continue to fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by the PIPE Investors of any of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism including the conflict between Russia and Ukraine.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Sponsor Support Agreement, the Sponsor and its permitted transferees who agree to be bound by the applicable provisions of the Sponsor Support Agreement, and pursuant to the Investor Support Agreements, certain holders of shares of common stock issued as consideration in the First Merger are, subject to certain limited exceptions, in each case, contractually restricted from selling or transferring any of such Founder Shares or such shares of common stock issued as consideration in the First Merger (the Founder Shares and such shares issued as consideration in the First Merger, the “Lock-up Shares”). With respect to the Sponsor and its permitted transferees who agree to be bound by the applicable provisions of the Sponsor Support Agreement, such lock-up ends on the earlier of (A) one year after November 30, 2021 or (B) (x) the date on which the last volume-weighted average price of the common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after November 30, 2021, or (y) the date on which Innovid Corp. completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in Innovid Corp. stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up Termination Date”).
With respect to the Lock-up Shares issued as consideration in the First Merger (including, common stock issued to directors, officers and employees of Innovid upon the settlement or exercise of stock options or other equity awards outstanding as of immediately following the closing of the First Merger in respect of Innovid stock options outstanding immediately prior to the closing of the First Merger), such lock-up ends on the earlier of (x) the date that is 180 days after November 30, 2021 and (y) the Lock-Up Termination Date.
Following the expiration of such lock-up, the parties subject to such lock-up will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in our share price or could reduce the market price of our common stock. Upon the Closing, the Sponsor and the Innovid stockholders collectively owned approximately 81% of our outstanding common stock, and are subject to such lockup.
General Risk Factors
We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.
In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities may be deemed to be an investment company under the Investment Company Act. The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. The Company believes it has conducted, and intends to continue to conduct, its business in a manner that does not result in the Company being characterized as an investment company. To avoid being deemed an investment company, the Company may decide not to broaden its offerings, which could require the Company to forgo attractive opportunities. If the Company is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which would adversely affect the Company’s business, financial condition, and results of operations. In addition, the Company may be forced to make changes to its management team if it is required to register as an investment company under the Investment Company Act.
Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from the Company’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to the Company’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters.
Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Item 1B. Unresolved Staff Comments
N/A.
Item 2. Properties
Our corporate headquarters is located in New York, New York and consists of approximately 17,000 square feet of space. We also maintain offices and/or shared work spaces in Tel Aviv, Los Angeles, Chicago, Detroit, London, Sydney, Buenos Aires, and Bogota. We lease all of our facilities and do not own any real property. Leases on these facilities expire at various dates from 2022 to 2025, excluding any options for renewal. We may add facilities as we grow our employee base and expand geographically. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings
We are not presently party to any legal proceedings or aware of any claims which we believe would have, individually or in the aggregate, a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. We may from time to time be party to litigation and subject to claims incident to the ordinary course of business.
On March 4, 2022, The Nielsen Company (US), LLC filed suit against TVSquared Ltd. in the United States District Court for the Western District of Texas alleging infringement of US Patent No. 10,063,378. The complaint has not been served, no schedule for the litigation or for trial has been set, and the plaintiff has not specified the amount sought in the litigation.
Item 4. Mine Safety Disclosures
N/A.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the ticker symbol “CTV” and our warrants trade on NYSE under the ticker symbol “CTV.WS.”
Holders
As of March 16, 2022, there were approximately 162 holders of record of our common stock and approximately 2 holders of record of our warrants.
Dividends
We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends, if any, will be within the discretion of our board of directors. Our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.
Unregistered Sales of Equity Securities
The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2021.
Use of Proceeds
On November 30, 2021, Innovid, Inc. consummated the Merger Agreement dated June 24, 2021, with Innovid surviving the merger. Approximately $149.3 million in cash proceeds were received net of transaction costs paid. For greater detail, see Note 5, “Transaction and Business Combination" to our audited consolidated financial statements included under Item 8, " Financial Statements and Supplementary Data.”
The $149.3 million from the Transaction was held on our balance sheet as of December 31, 2021 to fund our operations and continued growth.

Issuer Purchase of Equity Securities
N/A.
Item 6.
[Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes of Innovid included in Item 8. “Financial Statements and Supplementary Data” “Financial Statements and Supplemental Data”. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections in this Annual Report on Form 10-K titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
Company Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV ads across CTV, mobile TV and desktop TV environments. As of December 31, 2021, over 50% of the top 200 brands by TV US advertising spend according to Kantar Media and Winmo are utilizing our platform in their advertisement delivery infrastructure. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. CTV accounted for 46%, 40% and 31% of all video impressions served by Innovid Corp. and its subsidiaries during the years ended December 31, 2021, 2020 and 2019. During the year ended December 31, 2021, this represented a year-over-year increase of 47%. The balance of video impressions served by Innovid during such periods were attributable to Mobile, 39%, 43% and 48%, respectively, and PC, 15%, 16% and 21%, respectively. In 2021, the year-over-year change in video impressions was an increase of 16% for mobile TV and 14% for desktop TV. An impression is the metric used to quantify the number of views of an advertisement. Impressions are measured by cost per mile (CPM), where mile refers to 1,000 impressions (or cost per thousand). For example, a CTV ad might have a CPM of $25, meaning that the content owner, receives $25 every time an ad is displayed 1,000 times within a designated program. Ad servers, such as Innovid, provide a pixel that is implemented within an ad. When an ad with that pixel loads, an impression is counted. Counting impressions is essential to how digital advertising is measured, accounted and paid for. We serve many of the top TV advertisers, including Anheuser-Busch InBev, Kellogg’s, Volvo and many more, with such clients representing key verticals we serve and Anheuser-Busch InBev, Kellogg’s and Volvo each a core client.
A key driver of CTV growth has been the evolving preferences of consumers. Consumers are increasingly cutting the cord and streaming OTT content through internet-connected devices rather than traditional broadcast, satellite, or cable TV. We believe OTT content, which is typically delivered on-demand, seeks to provide a better user experience, and often saves the consumer money over traditional paid TV services. Advertisers seeking to engage these audiences are rapidly shifting dollars away from traditional TV mediums towards increasing budgets for CTV. Advertisers also can benefit from the shift to CTV as the digitally delivered ads can be personalized and measured in real time, similar to other digital advertising mediums such as internet browser-based formats. As a result, TV advertisers have better transparency, control and ultimately potential return on investment from their CTV advertising.
Innovid’s purpose-built CTV infrastructure platform is comprised of three key offerings: Ad Serving Solutions, Creative Personalization Solutions and Measurement Solutions. Our software-based platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including demand side platforms such as The Trade Desk and Amobee; supply side platforms such as Magnite and Verizon Media; publishers such as Hulu and Peacock; and end user devices such as Amazon Fire and Samsung Smart TV. Our offering encompasses independent global ad serving, data-driven personalization, and new forms of measurement designed to connect all channels in a clean, comparable, and privacy-compliant manner. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions or facilitate the purchasing of advertisement inventory. Because we do not make ad buying or selling decisions we are able to maintain our independence and remain free of potential buying conflicts.

We target clients comprised of the largest global TV advertisers. In 2021, our blue-chip advertiser client base included nearly a third of the top 200 brands by TV US advertising spend according to Kantar Media and Winmo. In addition we work closely with the top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos., and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, financial services, automotive, and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure. We define a core client as an advertiser that generates at least $100,000 of annual revenue. We have a history of strong growth in our core client base, with 109 core clients as of December 31, 2021. No individual core client (brand/advertiser) represented more than 14% of 2021 revenue. Together our core clients have typically generated more than 84% of our annual revenue from 2019 through 2021 demonstrating our continued focus on large enterprise customers. In the years 2019, 2020 and 2021 we had 85, 95, and 109 “core clients,” that generated 85%, 89%, and 91% of the total company revenue in the corresponding periods.
Innovid serves customers globally through a delivery footprint covering over 75 countries, including the United States (US), United Kingdom (UK), Mexico, Argentina, Colombia, Singapore, Japan and Australia. Approximately 8% of Innovid’s revenue was generated by our customers outside of the US for the year ended December 31, 2020. Our non-US customers generated approximately 9% of the total revenue for the year ended December 31, 2021.
Our revenue model is based on impressions volume and the cost per impression for our various ad serving services. For our core ad serving platform, we generate revenue from our advertising customers based on the volume of advertising impressions delivered, enabling us to grow as our customers increase their digital ad spend and corresponding ad impressions. Additionally, we generate revenue from creative services based on flat fee per projects and measurement solutions based on the volume of advertising impressions measured. As we introduce new products such as advanced measurement and creative capabilities including personalization and interactivity, we expect to be able to charge higher prices per impression volume.
The Transaction
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd., a special purpose acquisition company, in Cayman Islands on November 23, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities.
On November 30, 2021 ION and Innovid Inc. closed the transaction as described below. Through several mergers and a name change, Innovid Corp. was formed. ION entered into certain subscription agreements in June and October 2021 (“PIPE Investment”). The Mergers and PIPE Investment are collectively referred to as “the Transaction”. Innovid Corp. is the public company entity which continues Legacy Innovid’s operating activity.
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
Impact of COVID-19
The COVID-19 pandemic has created, and may continue to create significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers. Based on public reporting and our observations, some advertisers in certain industries, such as the automotive industry, decreased and may continue to decrease their short-term advertising spending in light of supply chain disruptions and/or labor shortage they may be experiencing. This in turn could negatively impact our revenues from such advertisers.
We have considered the impact of COVID-19 on our estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the year ended December 31, 2021. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
We obtained an unsecured loan of $3.5 million in April 2020 due to uncertainties related to COVID-19. The loan was obtained through SVB under the PPP Loan pursuant to the CARES Act and the Flexibility Act. In May 2020, we received $0.5 million from SSIG, a related party of one of our investors, for the purpose of a partial repayment of the PPP Loan. We have since repaid the PPP Loan in the amount of $3 million in June 2021. For more detail refer to our audited consolidated financial statement presented in Item 8. “Financial Statements and Supplementary Data”.
Key Factors Affecting Our Performance
There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

Continued market demand. Our performance is dependent on continued global demand across the advertising ecosystem for independent third-party ad serving and measurement of digital ads. Advertisers, programmatic platforms, social media channels and digital publishers are collectively placing increased emphasis on the quality and effectiveness of digital ad spend across all channels, formats and devices.
Our growth is primarily driven by the fastest growing segments of digital ad spend, mostly CTV, and our results depend on our ability to capture continued market growth.
Growth of volume of CTV ad impressions of existing customers. Our results also depend on our ability to retain our existing customers and on our customers’ continued investment in CTV advertising. Customer retention will continue to impact our results as TV investment continues to shift from linear to CTV and the volume of CTV impressions grows.
Upsell of additional services. An additional contributor to our efforts in expanding revenue generated by our customers is our investment in cross-selling our solutions. We cross-sell our personalized creative solutions to primary ad serving customers, who, for example, begin using our services with standard TV ads and then introduce personalized formats over time. We also have cross-selling efforts related to our advanced measurement solutions, which provide real-time metrics to inform optimization of TV campaigns while in market. The success of these efforts will impact our results of operations.
Global expansion
The majority of our clients are global advertisers and operate at a significant scale. Innovid serves customers globally through a delivery footprint covering over 70 countries, including the US, the UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan, Australia, and China. In 2021, approximately 8% of Innovid’s revenue was generated outside of the US.
We intend to continue to grow our footprint in international markets in order to meet the needs of our global customer base and to accelerate new customer acquisition in key geographies outside of North America. Our results of operations will be impacted by the success of our geographic expansion, and whether the expected ad spend growth in these markets materializes.
New client accounts: We intend to continue targeting new brand, media agency and digital publisher customers who are currently utilizing solutions provided by our competitors or point solutions. Our results of operations will be impacted by our ability to attract new customers.
Seasonality: We experience fluctuations in revenues that coincide with seasonal fluctuations in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers often allocate the largest portion of their media budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenues while the first quarter typically reflects our lowest level of revenues. We expect our revenues to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business. However, this traditional seasonality may also be impacted by certain external factors or major events that impact traditional television advertising patterns, such as the COVID-19 pandemic. In the year ended December 31, 2021 we observed more traditional seasonality in television advertising spend relative to the corresponding period of 2020.
Public company costs: We are incurring additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC and the NYSE. Our financial statements reflect the impact of these expenses.
Components of Results of Operations
The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data”.
Revenues
We generate revenues from providing Advertising Services to our customers: advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Our major revenue streams are ad serving and creative services.

Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units. We also have a new offering, which is focused on measurement of the efficiency of CTV advertising and in-flight optimizations for TV marketers. We are planning to further develop and scale it in the future.
We generate the majority of our revenues from the sale and delivery of our products within the US. For information with respect to sales by geographic markets, refer to Note 15, “Segment Reporting” to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data”. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our US sales will continue to constitute a substantial portion of our revenues in future periods.
Cost of revenues
Cost of revenues consists primarily of costs to run our ad serving, creative and measurement services. These costs include hosting fees, personnel costs including stock-based compensation, professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs, communication costs and depreciation expense, based on headcount.
Research and development
Research and development expenses consist primarily of personnel costs, including stock-based compensation, professional services costs, hosting and facility related costs. We allocate overhead including rent and other facility related costs, communication costs and depreciation expenses based on headcount. We expect research and development expenses to increase in future periods to support our growth, including continuing to invest in optimization, accuracy and reliability of our platform and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
Research and development costs are charged to the statements of comprehensive loss as incurred. ASC 350-40, Internal-Use Software (“ASC 350-40”), requires the capitalization of certain costs incurred only during the application development stage.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions, stock-based compensation, professional services costs and facility related costs, as well as costs related to advertising, promotional materials, public relations, other sales and marketing programs. We allocate overhead, including rent and other facility related costs, communication costs and depreciation expense, based on headcount.
General and administrative
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for executive management, finance, accounting, human capital, legal and other administrative functions as well as professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs, communication costs and depreciation expense, based on headcount.

Results of Operations
Year ended December 31, 2021 compared to year ended December 31, 2020
The period to period comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived this data from our annual audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”.

	Year ended December 31,
	2021		2020
	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$90,291	100%	$68,801	100%
Cost of revenues	17,785	20%	12,365	18%
Gross profit	72,506	80%	56,436	82%
Operating expenses:
Research and development	24,619	27%	18,283	27%
Sales and marketing	33,056	37%	28,810	42%
General and administrative	20,680	23%	8,221	12%
Total operating expenses	78,355	87%	55,314	80%
Operating profit (loss)	(5,849)	(6)%	1,122	2%
Finance expenses, net	4,386	5%	734	1%
Income (loss) before taxes	(10,235)	(11)%	388	1%
Taxes on income	1,237	1%	1,200	2%
Net loss	$(11,472)	(13)%	$(812)	(1)%
Revenues
The growth and scaling of CTV was the key driver of Innovid’s revenue growth. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers. We have driven consistent positive net revenue retention of our core client base, largely through increased CTV advertising volume, as legacy TV budgets migrate from linear TV to CTV.
Total revenue increased by $21.5 million, or 31%, from $68.8 million in the year ended December 31, 2020 to $90.3 million in the year ended December 31, 2021, driven primarily by growth in ad impressions delivered on our platform for both existing and new clients. A significant contributor to our revenue growth is the ongoing conversion of advertising investment from linear TV to CTV, both in the market and among our clients. There was no meaningful impact of changes in average cost per impression on total revenue.
For each of the years ended December 31, 2020 and 2021, we generated 99% and 98% of our revenues, respectively, from ad serving and creative services. Our customers use our platform and ad serving services to deliver advertising content across various device types and digital formats across various geographic regions.
Cost of revenues

	Year ended December 31,
	2021		2020
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$17,785	20%	$12,365	18%	$5,420	44%
Cost of revenue increased by $5.4 million, or 44%, from $12.4 million in the year ended December 31, 2020 to $17.8 million in the year ended December 31, 2021, primarily driven by a $2.3 million increase in serving and hosting fees and a $2.5 million increase in personnel costs due to a higher headcount, both to support our increased volumes.

Research and development

	Year ended December 31,
	2021		2020
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$24,619	27%	$18,283	27%	$6,336	35%
Research and development expenses increased by $6.3 million, or 35%, from $18.2 million in the year ended December 31, 2020 to $24.6 million in the year ended December 31, 2021. The increase was primarily due to an increase of $4.9 million in personnel costs and an increase of $0.6 million in technology infrastructure and hosting fees, both to support our platform enhancement and maintenance work as well as our product research efforts. There was also a one-time, non-recurring $2 million Transaction bonus expense for a certain member of management. In addition, there was a $0.4 million increase in share-based compensation due to increase in headcount, value of our underlying common stock, vesting acceleration for several awards and an additional expense related to forgiveness of the loans given to founders of the Company. The increases were partially offset by a $2.6 million capitalization of research and development expenses.
Sales and marketing

	Year ended December 31,
	2021		2020
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$33,056	37%	$28,810	42%	$4,246	15%
Sales and marketing expenses increased by $4.2 million, or 15%, from $28.8 million in the year ended December 31, 2020 to $33.1 million in the year ended December 31, 2021. The increase was driven primarily by a $1.7 million increase in commission costs due to higher revenues and an increase in personnel costs of $1.0 million, an increase in marketing costs of $0.6 million and a $0.5 million increase in professional fees, all to support our long-term growth strategy.
General and administrative

	Year ended December 31,
	2021		2020
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$20,680	23%	$8,221	12%	$12,459	152%
General and administrative expenses increased by $12.5 million, or 152%, from $8.2 million in the year ended December 31, 2020 to $20.7 million in the year ended December 31, 2021. The increase was primarily due to a one-time, non-recurring $4.1 million Transaction bonus expense for certain members of management, an increase in professional fees of $2.8 million related to the Transaction, and an increase in personnel costs of $2 million related to the expansion of our operations. There was also a $1.9 million increase in share-based compensation due to increase in headcount, value of our underlying common stock, vesting acceleration for several awards and an additional expense related to forgiveness of the loans given to founders of Legacy Innovid.
Finance expenses, net

	Year ended December 31,
	2021		2020
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses, net	$4,386	5%	$734	1%	$3,652	498%
Finance expenses increased by $3.7 million, or 498%, from $0.7 million in the year ended December 31, 2020 to $4.4 million in the year ended December 31, 2021. The increase was driven primarily by an allocation of transaction costs associated with the warrants of $2.8 million and $0.8 million warrants valuation as a result of increased valuation of the Company mainly due to the Transaction that closed on November 30, 2021.

Taxes on income

	Year ended December 31,
	2021		2020
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$1,237	1%	$1,200	2%	$37	3%
Tax expense increased by $0.04 million, or 3%, from $1.2 million in the year ended December 31, 2020 to $1.3 million in the year ended December 31, 2021. The increase is primarily due to changes in US state and foreign income taxes and changes in uncertain tax positions related to our Israel subsidiary.
Year ended December 31, 2020 compared to year ended December 31, 2019

	Year ended December 31,
	2020		2019
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues	$68,801	100%	$56,338	100%
Cost of revenues	12,365	18%	10,583	19%
	56,436	82%	45,755	81%
Operating expenses:
Research and development	18,283	27%	14,766	26%
Sales and marketing	28,810	42%	29,409	52%
General and administrative	8,221	12%	7,625	14%
	55,314	80%	51,800	92%
	1,122	2%	(6,045)	(11)%
Finance expenses, net	734	1%	387	1%
	388	1%	(6,432)	(11)%
Taxes on income	1,200	2%	902	2%
	$(812)	(1)%	$(7,334)	(13)%
Revenues
The growth and scaling of CTV, as described in the analysis of our quarter results was the main driver of an increase in revenues.
Total revenue increased by $12.5 million, or 22%, from $56.3 million in the year ended December 31, 2019 to $68.8 million in the year ended December 31, 2020, driven primarily by growth in ad impressions delivered on our platform for both existing and new clients. A significant contributor to our revenue growth is the ongoing conversion of advertising investment from linear TV to CTV, both in the market and among our clients. There was no meaningful impact of changes in average cost per impression on total revenue.
For each of the years ended December 31, 2019 and 2020, we generated 97% of our revenues from ad serving services. Our customers use our platform and ad serving services to deliver advertising content across various device types and digital formats across various geographic regions.
Cost of revenues

	Year ended December 31,
	2020		2019
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$12,365	18%	$10,583	19%	$1,782	17%
Cost of revenue increased by $1.8 million, or 17%, from $10.6 million in the year ended December 31, 2019 to $12.4 million in the year ended December 31, 2020. The increase was primarily due to increased personnel costs and serving and hosting costs to support our increased volumes.

Research and development

	Year ended December 31,
	2020		2019
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$18,283	27%	$14,766	26%	$3,517	24%
Research and development expenses increased $3.5 million, or 24%, from $14.8 million in the year ended December 31, 2019 to $18.3 million in the year ended December 31, 2020. The increase was primarily due to an increase in personnel , which reflects our continued hiring of resources to support our platform enhancement and maintenance efforts.
Sales and marketing

	Year ended December 31,
	2020		2019
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$28,810	42%	$29,409	52%	$(599)	(2)%
Sales and marketing expenses decreased by $0.6 million, or 2%, from $29.4 million in the year ended December 31, 2019 to $28.8 million in the year ended December 31, 2020. The decrease was primarily due to a $1.2 million reduction in travel and entertainment as well as a reduction of marketing expenses of $0.8 million, both primarily as a result of the COVID-19 environment. These reductions were partially offset by increases in personnel costs of $1.4 million to support our long-term growth strategy.
General and administrative

	Year ended December 31,
	2020		2019
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$8,221	12%	$7,625	14%	$596	8%
General and administrative expenses increased $0.6 million, or 8%, from $7.6 million in the year ended December 31, 2019 to $8.2 million in the year ended December 31, 2020. The increase was primarily due to increased personnel costs of $0.6 million due to hiring related to expansion of our operations.
Finance expenses, net

	Year ended December 31,
	2020		2019
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses, net	$734	1%	$387	1%	$347	90%
Finance expenses increased by $0.3 million, or 90%, from $0.4 million in the year ended December 31, 2019 to $0.7 million in the year ended December 31, 2020. The increase was primarily due to increase in bank fees and charges, as well as decrease in interest income.
Taxes on income

	Year ended December 31,
	2020		2019
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$1,200	2%	$902	2%	$298	33%
Tax expense increased by $0.3 million, or 33%, from $0.9 million in the year ended December 31, 2019 to $1.2 million in the year ended December 31, 2020. The increase was primarily due to changes in US state and foreign income taxes and changes in uncertain tax positions related to our Israel subsidiary. The changes in US state and foreign income taxes are attributable to an increase in pre-tax booked income.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.
As of December 31, 2021, we had cash, cash equivalents and restricted cash of $157.2 million and net working capital, consisting of current assets less current liabilities, of $173.4 million. We received approximately $149.3 million of net proceeds in cash from the Transaction. As of December 31, 2021, we had an accumulated deficit of $132.5 million, $76 million thereof results from accretion of preferred stock to redemption value by an increase of our common stock value due to the Transaction.
We believe our existing cash and cash equivalents, together with anticipated net cash provided by operating activities and available borrowings under our credit facility, will be sufficient to meet our cash needs and working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current economic conditions may have on our working capital requirements. To date, the COVID-19 pandemic has not had a material negative impact on our cash flow or liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under Item 1A, “Risk Factors”.
In the future, we may attempt to raise additional capital through the sale of equity securities or through equity-linked or debt financing arrangements. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of additional indebtedness, we may be subject to increased fixed payment obligations and could also be subject to additional restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. Any future indebtedness we incur may result in terms that are unfavorable to equity investors. We cannot guarantee that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.
Revolving Line of Credit
In 2016, we entered into additional modifications to the credit line agreement dated 2012 , pursuant to which certain conditions were amended, the Maturity Date was extended to October 21, 2018 and the line of credit was increased from $6.5 million to $10 million.
On April 7, 2017 we utilized $5 million of the line of credit. The credit installments bear US dollar denominated interest at an annual rate equal to 0.75% to 1% plus a prime rate on the outstanding principal of each credit installment. The balance owing as of December 31, 2017 was $5 million.
On October 20, 2018, we entered into additional modifications to the credit agreement, pursuant to which certain conditions were amended and the Maturity Date was extended to December 31, 2018.
On December 26, 2018, we entered into an amended and restated Agreement (the “A&R Agreement”), pursuant to which certain conditions were amended, the Maturity Date was extended to December 26, 2020 and the line of credit was increased to from $10 million to $12 million.
On September 1, 2018 we utilized an additional $1 million of the line of credit. The credit installments bore US dollar denominated interest at an annual rate equal to 0.75% to 1% plus a prime rate on the outstanding principal of each credit installment. The Maturity Date was December 26, 2020. The balance owing as of December 31, 2018 was $6 million.
On November 30, 2019, we fully repaid the outstanding balance of the credit line in the amount of $6 million.
During 2020, we fully drew down on our $12 million credit line. As of December 31, 2020, we had repaid $6 million, leaving a balance of $6 million. On December 29, 2020, we entered into additional modifications to the A&R Agreement, pursuant to which certain conditions were amended and the Maturity Date was extended to December 29, 2022, and the line of credit increased to $15 million.
As of December 31, 2021 the outstanding balance of the credit line was in the amount of $6 million. The credit installments bear US dollar denominated interest at an annual rate equal to 0.75% to 1% plus a prime rate on the outstanding principal of each credit installment. We were in compliance with all the covenants, including by maintaining an adjusted quick ratio of at least 1.20:1.00. As defined in the A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” determines as our unrestricted cash plus accounts receivable, net, determined according to US GAAP.

During the year ended December 31, 2021, we continued utilizing $6 million of a $15 million credit line which was drawn during 2020. As of December 31, 2021, the covenants under the Agreement were not changed from the amended Agreement. We are in compliance with all the covenants.
PPP Loan
In April 2020, we obtained an unsecured loan of $3.5 million through SVB under the PPP Loan.
In May 2020, we entered into a grant agreement (the “Grant Agreement”) to receive a grant of $0.5 million from SSIG, a related party of one of our investors, for the purpose of a partial repayment of the PPP Loan. The PPP loan was partially repaid in May 2020, according to the Grant Agreement.
In June 2021, we repaid the outstanding balance of the PPP Loan of $3 million
Interest expenses for the Credit Line and PPP Loan for the years ended December 31, 2021, 2020 and 2019 were $0.3 million, $0.3 million and $0.3 million, respectively. They were recorded in finance expenses, net in the consolidated statements of operations.
Cash Flows
Year ended December 31, 2021 compared to year ended December 31, 2020
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(2,421)	$(4,159)
Net cash used in investing activities	(3,687)	(948)
Net cash provided by financing activities	147,174	9,002
Increase in cash, cash equivalents and restricted cash	$141,066	$3,895
Operating Activities
Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our customers and payments to our vendors, as well as increases in personnel related expenses as we scale up our business. The timing of cash receipts from customers and payments to vendors and providers can significantly impact our cash flows from operating activities. In addition, we expect seasonality to impact quarterly cash flows from operating activities.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as depreciation and amortization, stock-based compensation and changes in fair value of warrants.
For the year ended December 31, 2021, net cash used in operating activities was $2.4 million compared to net cash used of $4.2 million for the year ended December 31, 2020. The increase in net cash used in operating activities during 2021 as compared to 2020 was primarily attributable to an increase in net loss resulting from increased professional fees and personnel costs related to the expansion of our operations and non-recurring transaction costs related to the Transaction, partially offset by improvement in working capital management and non-cash adjustments. Our non-cash adjustments increased by $6.4 million mostly driven by an allocation of transaction costs associated with the warrants, valuation of warrants and stock options granted in 2021 as a result of significantly increased valuation of the Company due to the Transaction, improved market conditions and growth projections, together with vesting acceleration for several awards. The increase in non-cash adjustments was also due to forgiveness of founders loans during the year.
The change in our working capital in the amount of $6.0 million was primarily the result of increases in trade receivables and trade payables related to increased revenue and operating activities, however, the working capital level excluding cash balance was lower than the prior year due to improvement in customer collection period. The change in working capital was also related to increase in accrued liabilities due to timing of payment for personnel cost, increased insurance premium after the Company has become a public company and increased expenses related to preparation of public filings and business combination activities.
Investing Activities
For the year ended December 31, 2021, we used $3.7 million of net cash in investing activities, primarily driven by the investment in software development work of $2.6 million, purchase of information technology related equipment in the amount of $0.5 million and loan in the amount of $0.5 million issued to the founder.

For the year ended December 31, 2020, we used $0.9 million of net cash in investing activities, primarily consisting of purchases of property and equipment.
Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities of $147.2 million was primarily due to $149.3 million of net cash proceeds in connection with the Closing of the Transaction. The increase in financing cashflow was also due to proceeds received for exercises of options in the amount of $1.1 million, and partially offset by repayment of PPP loan in the amount of $3.0 million.
For the year ended December 31, 2020, net cash provided by financing activities of $9 million was primarily due to proceeds received under the A&R Agreement in the net amount of $6 million and the PPP Loan in the net amount of $3 million.
Year ended December 31, 2020 compared to year ended December 31, 2019
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(4,159)	$(8,982)
Net cash used in investing activities	(948)	(6,222)
Net cash provided by financing activities	9,002	23,791
Increase in cash, cash equivalents and restricted cash	$3,895	$8,587
Operating Activities
Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our customers and payments to our vendors, as well as increases in personnel related expenses as we scale up our business. The timing of cash receipts from customers and payments to vendors and providers can significantly impact our cash flows from operating activities. In addition, we expect seasonality to impact quarterly cash flows from operating activities.
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as depreciation and amortization, stock-based compensation and changes in fair value of warrants.
For the year ended December 31, 2020, net cash used in operating activities was $4.2 million compared to net cash used of $9 million for the year ended December 31, 2019. The decrease in net cash used in operating activities during 2020 as compared to 2019 was primarily attributable to a decrease in net loss. Our non-cash adjustments increased by $0.7 million due to an increase in stock-based compensation related to an increase in headcount as well as increase in amortization related to intangible assets acquired as a part of our business combination related to our Argentinian subsidiary.
The change in our working capital in the amount of $2.4 million was primarily driven by an increase in trade receivables related to an increase in our revenues. This was partially offset by decrease in trade payables.
Investing Activities
Our investing activities primarily included investments in leasehold improvements and the acquisition of our Argentinian subsidiary conducted in September 2019.
For the year ended December 31, 2020, we used $0.9 million of net cash in investing activities, primarily consisting of purchases of property and equipment.
For the year ended December 31, 2019, we used $6.2 million of net cash in investing activities, consisting of $1.7 million in purchases of property and equipment, $4.2 million related to the acquisition of our Argentinian subsidiary.
Financing Activities
For the year ended December 31, 2020, net cash provided by financing activities of $9 million was primarily due to proceeds received under the A&R Agreement in the net amount of $6 million and the PPP Loan in the net amount of $3 million.
For the year ended December 31, 2019, net cash provided by financing activities of $23.8 million was primarily due to proceeds of $30 million related to issuance of preferred stock, offset by repayment of a $6 million loan.

Contractual Obligations and Known Future Cash Requirements
Lease Commitments
We rent our facilities and certain motor vehicles under operating lease agreements that expire on various dates, the latest of which is in 2025. The minimum rental payments under operating leases for rental of premises as of December 31, 2021 for the next five years totaled $5.9 million, which is comprised of $2.5 million and $3.4 million in the next 12 months and more than 12 months, respectively. Other operating leases are immaterial.
Pledges and Bank Guarantees
In connection with the Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.7 million of pledged bank deposits as of December 31, 2021. We obtained bank guarantees in an aggregate amount of $0.3 million in connection with our office lease agreements in the US as of December 31, 2021.
Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA
In addition to our results determined in accordance with US GAAP, we believe that certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin, are useful in evaluating our business. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Year ended December 31,
	2021	2020	2019
Net (loss)/income	$(11,472)	$(812)	$(7,334)
Net loss margin	(13)%	(1)%	(13)%
Depreciation and amortization	661	730	431
Stock-based compensation	3,273	584	378
Finance expense, net (a)	4,386	734	387
Transaction related expenses (b)	7,200	—	—
Acquisition related expenses (c)	161	—	—
Other (d)	—	153	—
Taxes on income	1,237	1,200	902
Adjusted EBITDA	$5,446	$2,589	$(5,236)
Adjusted EBITDA margin	6%	4%	(9)%

(a) Finance expense, net consists mostly of remeasurement expense related to our Argentinian subsidiary’s monetary assets, liabilities and operating results, our interest expense, revaluation of our warrants and transaction costs allocated to warrants.
(b) Transaction related expenses consist of one-time, non-recurring bonus payments to certain members of management, professional fees associated with the SPAC merger transaction and SEC filings.
(c) Acquisition related expenses consists of professional fees associated with the acquisition of TVSquared.
(d) Other consists predominantly of the loss related to a one-time loss from sale of fixed assets in our Israel subsidiary.
We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are useful to investors for period to period comparisons of our core business and for understanding and evaluating trends in our operating results on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:
•they do not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted EBITDA does not reflect our capital expenditures or future requirements for capital expenditures or contractual commitments;
•they do not reflect costs of acquiring and integrating businesses, which will continue to be a part of our growth strategy;
•they do not reflect one-time, non-recurring bonus costs and third party costs associated with the SPAC merger transaction and regulatory filings;
•they do not reflect income tax expense or the cash requirements to pay income taxes;
•they do not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt; and
•although depreciation and amortization are non-cash charges related mainly to intangible assets, certain assets being depreciated and amortized will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.
In addition, other companies in our industry may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP financial measures only supplementally. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue.
Operational Metrics
In addition, Innovid’s management considers Net Revenue Retention and Core Client Retention in evaluating the performance of the business. Net Revenue Retention is defined as the percentage of revenue retained from existing core platform customers (core customers that use our platform as an ad server of record) as compared to the prior year period. Innovid’s management believes that Net Revenue Retention is a useful metric for management and investors in evaluating Innovid’s value proposition to customers and its ability to retain customers. For the years ended December 31, 2019, 2020 and 2021, Innovid’s Net Revenue Retention was 114%, 121% and 127%, respectively. Core Client Retention is defined as the percentage of core platform clients retained by Innovid compared to the prior year period. Innovid’s management believes that Core Client Retention is a useful metric for management and investors in evaluating the strength of core customer relationships. For the years ended December 31, 2019, 2020 and 2021, Innovid’s Core Client Retention was 88%, 94% and 97%, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes to consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the ongoing and potential impacts of the COVID-19 pandemic and related government mandates and restrictions. Actual results may differ from these estimates.
While our significant accounting policies are described in more detail in Note 2 of our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
The Company generates revenues from providing Advertising Services to advertisers, publishers and media agencies. The services focus on standard, interactive and data driven digital video advertising. The Company major revenue streams are ad serving and creative services. Ad Serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the creation of interactive or dynamic ad units by adding interactivity and dynamic features to standard ad units. The Company also provides measurement services which relate to analytics of advertisements and campaigns.

The Company adopted ASC, Revenue from Contracts with Customers Topic 606 (“ASC 606”) with a date of initial application of January 1, 2018, using the modified retrospective transition method, applied to all open contracts.
The Company recognizes revenue when its customer obtains control of promised services in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company recognizes revenue in accordance with ASC 606 and determines revenue recognition through the following steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative SSP. SSP is determined using adjusted market assessment approach and expected cost plus a margin approach.
Revenues related to ad serving services are recognized at a point in time. The Company recognizes revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users.
Revenues related to creative services are recognized at a point in time, when the Company delivers an ad unit, since the Company does not have an enforceable right to payment before delivery. Creative services projects are usually delivered within a week.
Revenues related to measurement services are recognized at a point in time, when the Company delivers the measurement report.
The Company’s accounts receivable, consist primarily of receivables related to providing ad serving and creative services, in which the Company’s contracted performance obligations have been satisfied, amount billed and the Company has an unconditional right to payment. The Company typically bills customers on a monthly basis based on actual delivery. The payment terms vary, mainly with terms of net 60 days or less.
The typical contract term is 12 months or less for ASC 606 purposes. Some of the Company’s contracts can be cancelled without a cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
The Company applies the practical expedient in ASC 606 and does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses, net” in the consolidated statements of operations.
59

Fair value of financial instruments
The Company applies a fair value framework in order to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees and payroll accruals, accrued expenses and other current liabilities and current portion of long term debts. . Their historical carrying amounts are approximate fair values due to the short-term maturities of these instruments.
The Company measures its investments in money market funds classified as cash equivalents and warrants liability at fair value.
The Private Placement Warrants are classified as level 3 in the fair value hierarchy because some of the inputs used in the valuation including expected volatility were determined based on management’s assumptions. The Company estimates the fair value of the Private Placement Warrants liability using the Black-Scholes option pricing model. Gains and losses from the remeasurement of the warrants liability are recognized in finance expenses, net in the consolidated statements of operations.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Stock-based compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option pricing model. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. The determination of the fair value of the Company’s stock option awards is based on a variety of factors including the Company’s common stock price, risk-free interest rate, expected volatility, expected life of awards and dividend yield. The Company has limited option exercise history and has elected to estimate the expected life of the stock option awards using the “simplified method” with the continued use of this method extended until such time that the Company has sufficient exercise history. The expected volatility of the price of such stocks is based on volatility of similar companies whose stock prices are publicly available over a historical period equivalent to the option’s expected term. The expected term of options granted represents the period of time that options granted are expected to be outstanding, and is determined based on the simplified method, as adequate historical experience is not available to provide a reasonable estimate. The dividend yield is based on the Company’s historical and future expectation of dividends payouts. Historically, the Company has not paid cash dividends. Risk-free interest rates are based on the yield from US Treasury zero-coupon bonds with a term equivalent to the expected term of the options.
The Company accounts for forfeitures as they occur.
Goodwill and intangible assets
Goodwill and certain other purchased intangible assets have been recorded in the Company’s consolidated financial statements as a result of the acquisition of the Argentinian subsidiary. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed.
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach. The Company currently has one reporting unit.
60

ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company operates as one reporting unit. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present.
Capitalized software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to purchase and develop internal-use software. The Company uses it to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software. Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is 3 years. The amortization will be presented within cost of revenues in the consolidated statements of operations.
Income taxes and tax contingencies
Income taxes are computed using a balance sheet approach reflecting both current and deferred taxes. Current and deferred taxes reflect the tax impact of all of the events included in the financial statements. The basic principles employed in the balance sheet approach are to reflect a current tax liability or asset that is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years, a deferred tax liability or asset that is recognized for the estimated future tax effects attributable to temporary differences and carryforwards, the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law of which the effects of future changes in tax laws or rates are not anticipated, and the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. There are certain situations in which deferred taxes are not provided. Some basis differences are not temporary differences because their reversals are not expected to result in taxable or deductible amounts.
The Company regularly evaluates deferred tax assets for future realization and establishes a valuation allowance to the extent that a portion is not more likely than not to be realized. The Company considers whether it is more likely than not that the deferred tax assets will be realized, including existing cumulative losses in recent years, expectations of future taxable income, carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely on estimates.
ASC 740, Income Taxes (“ASC 740”) contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. The Company classifies interest related to unrecognized tax benefits in taxes on income.
On December 20, 2017, Congress passed the “US Tax Act”. The US Tax Act requires complex computations to be performed that were not previously required by US tax law, significant judgments to be made in interpretation of the provisions of the US Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced the Act provides that a person who is a US shareholder of any CFC is required to include its GILTI in gross income for the tax year in a manner generally similar to that for Subpart F inclusions. The term “global intangible low-taxed income” is defined as the excess (if any) of the US shareholder’s net CFC tested income for that tax year, over the US shareholder’s net deemed tangible income return for that tax year. The Company’s policy is to treat GILTI as a period expense in the provision for income taxes.
61

Functional currency
A majority of the Company’s revenues are generated in US dollars. In addition, a substantial portion of the Company’s costs are incurred in US dollars. The Company’s management believes that the US dollar is the currency of the primary economic environment in which the Company and each of its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the US dollar. Accordingly, accounts maintained in currencies other than the US dollar are re-measured into US dollars. All translation gains and losses resulting from the re-measurement of monetary assets and liabilities that are not denominated in the functional currency are recorded in Financial expenses, net on the consolidated statements of operations.
Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included in this Form 10-K, for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide this information.
62

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
INNOVID CORP.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Innovid Corp. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in temporary equity and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with US generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 18, 2022	A Member of Ernst & Young Global

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,696	$15,645
Trade receivables, net (allowance for doubtful accounts of $81 and $121 at December 31, 2021 and 2020, respectively)	35,422	34,804
Prepaid expenses and other current assets	3,131	1,174
Total current assets	195,249	51,623
NON-CURRENT ASSETS:
Long-term deposit	310	348
Long-term restricted deposits	462	447
Property and equipment, net	4,840	2,325
Goodwill	4,555	4,555
Intangible assets, net	—	33
Other non-current assets	116	127
Total non-current assets	10,283	7,835
TOTAL ASSETS	$205,532	$59,458
LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY ( DEFICIT)
CURRENT LIABILITIES:
Trade payables	5,026	1,854
Employees and payroll accruals	7,742	6,506
Accrued expenses and other current liabilities	3,082	1,155
Current portion of long-term debt	6,000	1,527
Total current liabilities	21,850	11,042
NON-CURRENT LIABILITIES:
Long-term debt	—	7,506
Other non-current liabilities	3,455	3,144
Warrants liability	18,972	499
Total non-current liabilities	22,427	11,149
TOTAL LIABILITIES	44,277	22,191
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)
TEMPORARY EQUITY
Preferred stocks - Authorized: 500,000 and 74,236,884 at December 31, 2021 and 2020, respectively; Issued and Outstanding: 0 and 73,690,340 at December 31, 2021 and 2020, respectively (1)	—	86,997
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stocks of $0.0001 par value - Authorized: 500,000,000 and 100,634,071 at December 31, 2021 and 2020, respectively; Issued: 119,017,380 and 18,189,937 at December 31, 2021 and 2020, respectively; Outstanding: 119,017,380 and 16,275,609 at December 31, 2021 and 2020, respectively (1)	12	2
Treasury stocks, at cost (0 and 1,914,328 stocks at December 31, 2021 and 2020) (1)	—	(1,629)
Additional paid-in capital (1)	293,719	10
Accumulated deficit	(132,476)	(48,113)
Total stockholders’ equity (deficit)	161,255	(49,730)
TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$205,532	$59,458
The accompanying notes are an integral part of the consolidated financial statements.
(1) Prior period results have been adjusted to reflect the exchange of Innovid Inc’s common stock for Innovid Corp’s common stock at an exchange ratio of approximately 1.337 as a result of the Transaction. See Note 5, “Transaction and Business Combination” in the notes to the consolidated financial statements for further details.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Year ended December 31,
	2021	2020	2019
Revenues	$90,291	$68,801	$56,338
Cost of revenues	17,785	12,365	10,583
Gross profit	72,506	56,436	45,755
Operating expenses:
Research and development	24,619	18,283	14,766
Sales and marketing	33,056	28,810	29,409
General and administrative	20,680	8,221	7,625
Total operating expenses	78,355	55,314	51,800
Operating (loss) profit	(5,849)	1,122	(6,045)
Finance expenses, net	4,386	734	387
(Loss) income before taxes	(10,235)	388	(6,432)
Taxes on income	1,237	1,200	902
Net loss	(11,472)	(812)	(7,334)

Accretion of preferred stock to redemption value	(77,063)	(7,297)	(2,007)
Net loss attributable to common stockholders	$(88,535)	$(8,109)	$(9,341)
Net loss per stock attributable to common stockholders (1) –
Basic and diluted	$(3.31)	$(0.51)	$(0.59)
Weighted-average number of stocks used in computing net loss per stock attributable to common stockholders (1) –
Basic and diluted	26,745,020	16,028,560	15,886,958
The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except stock data)

	Temporary equity		Common stocks		Treasury stocks		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number	Amount	Number	Amount	Number	Amount
Balance as of January 1, 2019	60,813,980	$48,001	15,754,951	$2	1,914,328	$(1,629)	$4,588	$(36,884)	$(33,923)
Issuance of Series F preferred stocks, net of issuance cost	12,876,360	29,692	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	2,007	—	—	—	—	(2,007)	—	(2,007)
Stock-based compensation	—	—	—	—	—	—	378	—	378
Stock options exercised	—	—	214,309	—	—	—	99	—	99
Net loss	—	—	—	—	—	—	—	(7,334)	(7,334)
Balance as of December 31, 2019	73,690,340	$79,700	15,969,260	$2	1,914,328	$(1,629)	$3,058	$(44,218)	$(42,787)
Accretion of preferred stocks to redemption value	—	7,297	—	—	—	—	(4,214)	(3,083)	(7,297)
Capital contribution	—	—	—	—	—	—	504	—	504
Stock-based compensation	—	—	—	—	—	—	584	—	584
Stock options exercised	—	—	306,349	*)	—	—	78	—	78
Net loss	—	—	—	—	—	—	—	(812)	(812)
Balance as of December 31, 2020	73,690,340	$86,997	16,275,609	$2	1,914,328	$(1,629)	$10	$(48,113)	$(49,730)
Accretion of preferred stocks to redemption value	—	77,063	—	—	—	—	(4,172)	(72,891)	(77,063)
Conversion of redeemable convertible preferred stock into common stock	(73,690,340)	(164,060)	73,690,340	7	—	—	164,053	—	164,060
Reverse recapitalization, net	—	—	25,154,340	3	(1,914,328)	1,629	124,394	—	126,026
Conversion of Legacy Innovid Warrants	—	—	507,994	*)	—	—	5,080	—	5,080
Warrant exercised**	—	—	132,392	*)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,273	—	3,273
Stock options exercised	—	—	3,256,705	*)	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	—	—	(11,472)	(11,472)
Balance as of December 31, 2021	—	$—	119,017,380	$12	—	$—	$293,719	$(132,476)	$161,255
The accompanying notes are an integral part of the consolidated financial statements.
* Represents an amount less than $1.
** The warrant was exercised in November 2021 and was net share settled.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Year ended December 31,
	2021		2020	2019
Cash flows from operating activities:
Net loss	$(11,472)		$(812)	$(7,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	661		730	431
Stock-based compensation	3,273		584	378
Loss on sale of property and equipment	—		127	—
Change in fair value of warrants	762		86	24
Founders notes forgiven	459		—	—
Transaction costs allocated to warrants	2,750		—	—
Non-cash interest expense	—		22	—
Changes in operating assets and liabilities
Increase in trade receivables, net	(618)		(8,372)	(5,174)
(Increase)/ decrease in prepaid expenses and other assets	(1,823)		78	(546)
Increase/ (decrease) in trade payables	1,500		(545)	721
Increase in employees and payroll accruals	1,236		1,914	1,579
Increase in accrued expenses and other liabilities	851		2,029	939
Net cash used in operating activities	(2,421)		(4,159)	(8,982)
Cash flows from investing activities:
Internal use software capitalization	(2,594)		—
Purchase of property and equipment	(549)		(1,030)	(1,657)
Founders’ note receivable	(459)		—	—
Proceeds from sale of property and equipment	—		6	—
Acquisitions of businesses, net of cash acquired	—		—	(4,232)
(Increase)/ decrease in deposits	(85)		76	(333)
Net cash used in investing activities	(3,687)		(948)	(6,222)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net*	149,252		—	—
Capital contributions	—		504	—
Proceeds from issuance of preferred stock, net	—		—	29,692
Proceeds from loans	—		15,516	—
Loan repayment	(3,033)		(6,504)	(6,000)
Repayment of acquisition liability	(126)		(592)	—
Proceeds from exercise of options	1,081		78	99
Net cash provided by financing activities	147,174		9,002	23,791
Increase in cash, cash equivalents and restricted cash	141,066		3,895	8,587
Cash, cash equivalents and restricted cash at the beginning of the year	16,092		12,197	3,610
Cash, cash equivalents and restricted cash at the end of the year	$157,158		$16,092	$12,197
Supplemental disclosure of cash flows activities:
(1) Cash paid during the year for:
Income taxes paid, net of tax refunds	$535		$421	$208
Interest	$259		$272	$328
(2) Non-cash transactions:
Conversion of redeemable convertible preferred stock into common stock	$164,060		$—	$—
Conversion of Legacy Innovid Warrants	$5,080		$—	$—
Accrued acquisition liability	$—		$126	$718
Accretion of preferred stocks to redemption value	$77,063		$7,297	$2,007
Accrued transaction cost, not yet paid	$3,185		$—	$—
Reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position
Cash and cash equivalents	156,696		15,645	11,641
Long-term restricted deposits	462		447	416
Restricted cash in prepaid expenses and other current assets	—	0	—	140
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$157,158		$16,092	$12,197
* Refer to Note 5 for details
The accompanying notes are an integral part of the consolidated financial statements.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

NOTE 1:- OVERVIEW
(a)Description of Business:
Innovid Corp. together with its consolidated subsidiaries, the “Company” or “Innovid” is a leading independent software platform that provides ad serving and creative services (together “Advertising Services”) for the creation, delivery, and measurement of TV ads across connected TV (“CTV”), mobile TV and desktop TV environments to advertisers, publishers and media agencies.
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, in Cayman Islands on November 23, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities.
On November 30, 2021 ION and Innovid Inc. (“Legacy Innovid”) closed the transaction as described below (the “Transaction”). Through several merges and name change Innovid Corp. was established and continues Legacy Innovid operating activity.
On June 24, 2021, ION, entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Inspire Merger Sub 1, Inc., a Delaware corporation and a direct, wholly owned subsidiary of ION (“Merger Sub 1”), Inspire Merger Sub 2, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of ION (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”), and Legacy Innovid.
On November 30, 2021, as contemplated by the Merger Agreement, ION consummated the merger transaction contemplated by the Merger Agreement (the “Closing”), whereby (i) Merger Sub 1 merged with and into Legacy Innovid (the “First Merger”) with Legacy Innovid continuing as the surviving corporation of the First Merger, (ii) immediately following the First Merger, Legacy Innovid merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”) with Merger Sub 2 continuing as the surviving entity of the Second Merger. Immediately following the Second Merger, ION changed its name to “Innovid Corp.” In addition, ION entered into certain subscription agreements (“PIPE Investment”).The Mergers and PIPE Investment are collectively referred to as “the Transaction”. In addition, in connection with the Closing, PIPE investors purchased equity securities of Legacy Innovid Stockholders (the “Secondary Sale Transaction”) for an aggregate purchase price of $68,855 (the “Secondary Sale Amount”). See Note 5 for further details.
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
Innovid Corp. has subsidiaries in US, Israel, Argentina, U.K. and Australia.
NOTE 2:- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of presentation:
The consolidated financial statements have been prepared in accordance with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the consolidated results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019.
(b)Use of estimates:
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The COVID-19 pandemic has created, and may continue to create significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers. Based on public reporting and the Company’s observations, some advertisers in certain industries, such as the automotive industry, decreased and may continue to decrease their short-term advertising spending in light of supply chain disruptions and/or labor shortage they may be experiencing. This in turn could negatively impact the Company’s revenues from such advertisers.
The Company has considered the impact of COVID-19 on its estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the period ended December 31, 2021 and 2020. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
The Company obtained an unsecured loan of $3,516 in April 2020 due to uncertainties related to COVID-19. The loan was obtained through SVB under the PPP Loan pursuant to the CARES Act and Flexibility Act. The Company fully repaid the PPP Loan in June 2021. For more information see Note 9.
Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.
(c)Functional currency:
A majority of the Company’s revenues are generated in US dollars. In addition, a substantial portion of the Company’s costs are incurred in US dollars. The Company’s management believes that the US dollar is the currency of the primary economic environment in which the Company and each of its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the US dollar. Accordingly, accounts maintained in currencies other than the US dollar are re-measured into US dollars. All translation gains and losses resulting from the re-measurement of monetary assets and liabilities that are not denominated in the functional currency are recorded in Financial expenses, net on the consolidated statements of operations.
(d)Cash and cash equivalents:
Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired.
(e)Restricted deposits and restricted cash:
Restricted deposits presented in prepaid expenses and other current assets and in long-term restricted deposits are deposits used as security for the Company’s credit cards and for the rental of premises. As of December 31, 2021 and 2020, the Company’s restricted deposits were in New Israeli Shekels (“NIS”) and bore interest at weighted average interest rates of 0.01% and 0.01%, respectively. Restricted deposits are presented at their cost, including accrued interest.
(f)Property and equipment, net:
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Years
Computers and peripheral equipment	3
Office furniture and equipment	5-7
Lease improvements	The shorter of the lease term or the useful life of the asset
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to purchase and develop internal-use software. The Company uses it to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is 3 years. The amortization will be presented within cost of revenues in the consolidated statements of operations. During the year ended December 31, 2021 and 2020, the Company capitalized $2,594 and $0, respectively, in internal-use software cost.
(g)Impairment of long-lived assets:
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.
For the years ended December 31, 2021, 2020 and 2019, no impairments of long-lived assets were recorded.
(h)Business combinations:
The Company accounts for business combinations by applying the provisions of ASC 805, “Business Combination” and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Acquisition-related expenses are expensed as incurred.
(i)Goodwill and intangible assets:
Goodwill and certain other purchased intangible assets have been recorded in the Company's financial statements as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an impairment test.
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach. The Company currently has one reporting unit.
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company operates as one reporting unit. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. For the years ended December 31, 2021, 2020 and 2019, no impairments of goodwill were recorded.
(j)Fair value of financial instruments:
The Company applies a fair value framework in order to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees and payroll accruals, accrued expenses and other current liabilities and current portion of long term debts. Their historical carrying amounts are approximate fair values due to the short-term maturities of these instruments.
The Company measures its investments in money market funds classified as cash equivalents and warrants liability at fair value.
The following table present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,515	$—	$—
Liabilities:
Warrants liability	$3,510	$—	$15,462

	December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,009	$—	$—
Liabilities:
Warrants liability	$—	$—	$499
The change in the fair value of the Level 3 warrant liability is summarized below:

	December 31,
	2021	2020	2019
Beginning of the year	$499	$413	389
Additions*	18,427	—	—
Change in fair value	1,616	86	24
Conversion of Legacy Innovid Warrants on the Closing of the Transaction	(5,080)	—	—
End of the year	$15,462	$499	$413
* Additions during the year ended December 31, 2021 represent Company Warrant liability assumed in the Transaction. See Note 8 for further detail.
As of December 31, 2021, the Company’s warrant liability includes warrants that were originally issued in connection with the ION IPO, which were transferred to the Company as part of the Closing. The Company Warrants are recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.” The Company has determined that the fair value of the Public Warrants at a specific date is determined by the closing price of the Company’s Public Warrants, traded under the symbol “CTVWS” and within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $1.38 and $1.11 as of November 30, 2021 and December 31, 2021, respectively. The fair value of the Public Warrants was $4,364 and $3,510 as of November 30, 2021 and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in finance expenses, net in the consolidated statements of operations.
The Private Placement Warrants are classified as Level 3 as of December 31, 2021 and continue to be valued based on a Black-Scholes option pricing model. The fair value of the Private Placement Warrants was $18,427 and $15,462 as of November 30, 2021 and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in finance expenses, net in the consolidated statements of operations.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

	Year ended December 31,	November 30,
	2021	2021
Risk-free interest rate	1.24%	1.13%
Expected dividends	—%	—%
Expected term (years)	4.9	5
Expected volatility	55%	49%
In November 2021, Legacy Innovid warrants were converted into the Company’s common stock in connection with the Closing. As of December 31, 2020, the Legacy Innovid warrants were classified as Level 3 in the fair value hierarchy because some of the inputs used in the valuation (the stock price) were determined based on management’s assumptions. The Company estimated the fair value of the Legacy Innovid warrant liability using the Black-Scholes option pricing model. Gains and losses from the remeasurement of the Legacy Innovid warrant liability were recognized in finance expenses, net in the consolidated statements of operations. As of December 31, 2020 and 2019, the risk free rate used for the valuation of the warrants was 0.1% and 1.2%, and volatility used was 75% and 70%, respectively. The time to liquidation were 1.6 years for warrants related to Series A preferred stocks and 1.5 years related to Series C as of December 31, 2020. The time to liquidation were less than a year for warrants related to Series A preferred stocks and 2.5 years related to Series C as of December 31, 2019. For further information see Note 8.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
(k)Trade receivable, net:
The Company records trade receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Trade receivables deemed uncollectible are charged against the allowance for doubtful accounts when identified.
(l)Accrued post-employment benefits:
i.401(k) profit sharing plans:
The Company has a 401(k) retirement savings plan with a safe harbor employer match with a maximum of 4% employer contribution for its eligible employees in the US. During the years ended December 31, 2021, 2020 and 2019, the Company recorded expenses for matching contributions in the amount of $961, $705 and $569, respectively.
ii.Severance pay:
The Israeli Severance Pay Law, 1963 (“Severance Pay Law”), specifies that employees are entitled to severance payment, following the termination of their employment. Under the Severance Pay Law, the severance payment is calculated as one-month salary for each year of employment, or a portion thereof.
The Israeli Subsidiary’s liability for all of its Israeli employees is covered by the provisions of Section 14 of the Severance Pay Law (“Section 14”). Under Section 14 employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, continued on their behalf to their insurance funds. Payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company’s balance sheets.
Severance pay expenses for the years ended December 31, 2021, 2020 and 2019, amounted to approximately $755, $600 and $579, respectively.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(m)Income taxes and tax contingencies:
Income taxes are computed using a balance sheet approach reflecting both current and deferred taxes. Current and deferred taxes reflect the tax impact of all of the events included in the financial statements. The basic principles employed in the balance sheet approach are to reflect a current tax liability or asset that is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years, a deferred tax liability or asset that is recognized for the estimated future tax effects attributable to temporary differences and carryforwards, the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law of which the effects of future changes in tax laws or rates are not anticipated, and the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. There are certain situations in which deferred taxes are not provided. Some basis differences are not temporary differences because their reversals are not expected to result in taxable or deductible amounts.
The Company regularly evaluates deferred tax assets for future realization and establishes a valuation allowance to the extent that a portion is not more likely than not to be realized. The Company considers whether it is more likely than not that the deferred tax assets will be realized, including existing cumulative losses in recent years, expectations of future taxable income, carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely on estimates.
ASC 740, Income Taxes (“ASC 740”) contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. The Company classifies interest related to unrecognized tax benefits in taxes on income.
On December 20, 2017, Congress passed the “US Tax Act”. The US Tax Act requires complex computations to be performed that were not previously required by US tax law, significant judgments to be made in interpretation of the provisions of the US Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced the Act provides that a person who is a US shareholder of any CFC is required to include its GILTI in gross income for the tax year in a manner generally similar to that for Subpart F inclusions. The term “global intangible low-taxed income” is defined as the excess (if any) of the US shareholder’s net CFC tested income for that tax year, over the US shareholder’s net deemed tangible income return for that tax year. The Company’s policy is to treat GILTI as a period expense in the provision for income taxes.
(n)Concentrations of credit risks:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, deposits and trade receivables, net.
The majority of the Company’s cash and cash equivalents are invested in deposits with major banks in America and Israel. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
The Company’s trade receivables, net are mainly derived from sales to customers located in the APAC, EMEA, and LATAM. The Company mitigates its credit risks by performing an ongoing credit evaluations of its customers’ financial conditions.
The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
During the years ended December 31, 2021, 2020 and 2019, two of the Company’s customers accounted for more than 10% of the Company’s total revenues as presented below:

	Year ended December 31,
	2021	2020	2019
Customer A	*)	*)	11%
Customer B	*)	10%	10%
*) less than 10%
(o)Stock-based compensation:
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option pricing model. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. The determination of the fair value of the Company’s stock option awards is based on a variety of factors including Company’s common stock price, risk-free interest rate, expected volatility, expected life of awards and dividend yield. The Company has limited option exercise history and has elected to estimate the expected life of the stock option awards using the “simplified method” with the continued use of this method extended until such time that the Company has sufficient exercise history. The expected volatility of the price of such stocks is based on volatility of similar companies whose stock prices are publicly available over a historical period equivalent to the option’s expected term. The dividend yield is based on the Company’s historical and future expectation of dividends payouts. Historically, the Company has not paid cash dividends. Risk-free interest rates are based on the yield from US Treasury zero-coupon bonds with a term equivalent to the expected term of the options.
The Company accounts for forfeitures as they occur.
(p)Warrants:
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses, net” in the consolidated statements of operations.
(q)Revenue recognition:
The Company generates revenues from providing Advertising Services to advertisers, publishers and media agencies. The services focus on standard, interactive and data driven digital video advertising. The Company’s major revenue streams are ad serving and creative services. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units. The Company also provides measurement services which relate to analytics of advertisements and campaigns.
The Company recognizes revenue when its customer obtains control of promised services in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from contracts with customers (“ASC 606”) and determines revenue recognition through the following steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative SSP. SSP is determined using adjusted market assessment approach and expected cost plus a margin approach.
Revenues related to ad serving services are recognized at a point in time. The Company recognizes revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users.
Revenues related to creative services are recognized at a point in time, when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
Revenues related to measurement services are recognized at a point in time, when the Company delivers the measurement report.
The Company’s accounts receivable, consist primarily of receivables related to providing ad serving and creative services, in which the Company’s contracted performance obligations have been satisfied, amount billed and the Company has an unconditional right to payment. The Company typically bills customers on a monthly basis based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
The typical contract term is 12 months or less for ASC 606 purposes. Some of the Company’s contracts can be cancelled without a cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
The Company applies the practical expedient in ASC 606 and does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Ad serving services were 93.6%, 96.5% and 96.9% of the Company’s revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Creative services were 4.8%, 2.8% and 2.5% for the years ended December 31, 2021, 2020 and 2019, respectively.
Costs to obtain a contract:
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company did not capitalize any contract costs during the periods ended December 31, 2021, 2020 and 2019, respectively.
(r)Cost of revenues:
Cost of revenues consists primarily of costs to run the ad serving, creative and measurement services. These costs include hosting fees and personnel costs including stock-based compensation, professional services costs and facility related costs. The Company allocates overhead including rent and other facility related costs, communication costs and depreciation expense based on headcount.
(s)Research and development:
Research and development costs are charged to the statements of comprehensive loss as incurred. ASC 350-40, Internal-Use Software (“ASC 350-40”), requires the capitalization of certain costs incurred only during the application development stage.
The Company evaluates periodically research and development costs that may be eligible for capitalization. During the years ended December 31, 2021, 2020 and 2019 the Company capitalized $2,594, $0 and $0, respectively, in internal-use software cost.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(t)Sales and marketing:
Sales and marketing expenses consist primarily of personnel costs, including stock-based compensation, professional services costs and facility related costs as well as costs related to advertising, product management, promotional materials, public relations, other sales and marketing programs. The Company allocates overhead including rent and other facility related costs, communication costs and depreciation expense based on headcount.
(u)General and administrative:
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for executive management, finance, accounting, human capital, legal and other administrative functions as well as professional services costs and facility related costs. The Company allocates overhead including rent and other facility related costs, communication costs and depreciation expense based on headcount.
(v)Net loss per common stock:
The Company computes net loss per stock using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stocks and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its preferred stocks to be participating securities as the holders of the preferred stocks would be entitled to dividends that would be distributed to the holders of common stocks, on a pro-rata basis assuming conversion of all preferred stocks into common stocks.
These participating securities do not contractually require the holders of such stocks to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.
The Company’s basic net loss per stock is calculated by dividing net loss attributable to common stockholders and by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per stock is the same as basic net loss per stock in periods when the effects of potentially dilutive stock of common stock are anti-dilutive.
All outstanding preferred stocks, warrants and options for the years ended December 31, 2021, 2020 and 2019 have been excluded from the calculation of the diluted net loss per stock, because all such securities are anti-dilutive for all periods presented. Preferred stocks were converted and treasury stocks were cancelled as of December 31, 2021. For further information see Note 16.
As the Transaction has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of the Legacy Innovid financial statements, with the Legacy Innovid equity, which has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, ION. As a result, net loss per share was also restated for periods ended prior to the Transaction. See Note 5 - Transaction and Business Combination for details of this reverse recapitalization and Note 16 - Basic and Diluted Net Loss Per Share for discussion of the retrospective adjustment of net loss per share.
(w)Classification of preferred stocks:
Prior to the Closing of the Transaction, preferred A, A-1, B, B-1, B-2, C, D, E and F stocks have all rights as common stocks. In addition, they have rights of conversion into common stocks and preference in liquidation event. The Company’s preferred stock was classified as temporary equity in the consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or change of control of the Company.
Upon the Closing of the Transaction, all outstanding shares of preferred stock were converted into the common stock of the Company at the exchange ratio of 1.337.
(x)Recently issued accounting pronouncements not yet adopted by the Company:
As an “emerging growth company,” the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The final guidance issued by the FASB for convertible instruments eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. Additionally, among other changes, the guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For public entities, the standard is effective for annual periods and interim periods beginning after December 15, 2020. This standard is effective for the Company as an emerging growth company for the fiscal years beginning after December 15, 2021. Early adoption of the standard is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the current lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company has substantially completed its assessment of the new standard as of December 31, 2021. The Company will adopt the standard effective in the first quarter of 2022 using a modified retrospective method and will not restate comparative periods upon adoption. The Company will elect a package of practical expedients for leases that commenced prior to January 1, 2022 and will not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. The Company does not expect the adoption will have a material impact on its consolidated statements of operations. However, the new standard will require the Company to establish liabilities and corresponding right-of-use assets on its consolidated balance sheet of approximately $5,500 and $3,900, respectively, for operating leases that exist as of the adoption date.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The Company will adopt the standard effective in the first quarter of 2022 on a prospective basis. The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.
Other issued new guidance is not expected to have an impact on the Company’s consolidated financial statements.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
NOTE 3:- PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid expenses	$2,333	$862
Deposits	142	30
Government authorities	153	85
Other current assets	503	197
Total	$3,131	$1,174

NOTE 4:- PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2021	2020
Cost:
Software development costs	$2,594	$—
Computers and peripheral equipment	1,779	1,260
Office furniture and equipment	661	633
Leasehold improvements	2,164	2,162
	7,198	4,055
Accumulated depreciation	(2,358)	(1,730)
Depreciated cost	$4,840	$2,325
The depreciation expense for the years ended December 31, 2021, 2020 and 2019 were $628, $531 and $332, respectively.
NOTE 5:- TRANSACTION AND BUSINESS COMBINATION
Transaction
As discussed in Note 1, on November 30, 2021, the Transaction was closed.
The Transaction was accounted for as a reverse recapitalization in accordance with US GAAP. Under this method of accounting, ION who was the legal acquirer, was treated as the “acquired” company for accounting purposes and the Transaction was treated as the equivalent of Innovid Corp. issuing stock for the net assets of ION, accompanied by a recapitalization. The net assets of ION are stated at historical cost, with no goodwill or other intangible assets recorded.
Upon the Closing of the Transaction, among other things:
All outstanding shares of Legacy Innovid common stock, Legacy Innovid redeemable convertible preferred stock (see Note 11), Legacy Innovid Warrants (see Note 8), and Secondary Sale Transaction of 6,885,486 shares to PIPE investors, were exchanged for 93,787,278 shares of common stock in Innovid Corp..

Number of shares
Legacy Innovid common stock of January 1, 2021	16,275,609
Warrant exercised	132,392
Stock option exercised	3,180,943
Conversion of redeemable convertible preferred stock into common stock	73,690,340
Conversion of Legacy Innovid Warrants	507,994
Exchanged into Innovid Corp. common stock on November 30, 2021	93,787,278

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Holders of 19,585,174 shares of ION’s Class A common stock sold in its initial public offering (the “Initial Shares”) exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from ION IPO, which was approximately $10.00 per share, or $195,888 in the aggregate. The remaining shares of ION Class A common stock, including total shares of ION Class B common stock converted to ION Class A common stock immediately prior to the Domestication, were automatically converted to 12,039,826 shares of common stock in Innovid Corp.
After giving effect to the Transaction, the redemption of Initial Shares as described above and the consummation of the PIPE Investment, there were 118,941,618 shares of common stock issued and outstanding after the close of the Transaction.
Innovid Corp received approximately $149,252 in cash proceeds, net of transaction costs paid. The Company has not paid an accrued liability of $3,185 directly related to the Transaction as of December 31, 2021.
The Company incurred transaction costs of $34,345 upon the Closing of the Transaction such as placement, third-party legal, accounting services and other professional services. Upon Closing of the Transaction, these costs were recorded as a reduction to additional paid in capital except for an amount of $2,750, which was expensed as it represented the allocation of the transaction costs associated with the warrants. Transaction costs were allocated to the warrants based on the fair value of the warrants out of the total value of the Transaction. There were also deferred underwriting fees related to ION totaling $6,199 that were paid as part of the closing of the reverse recapitalization.
The following table reconciles the elements of the Transaction to the Consolidated Statement of Cash Flows and the Consolidated Statement of Changes in Temporary Equity and Stockholders’ Equity for the year ended December 31, 2021.

Total value
Cash - ION trust account and cash, net of redemptions	55,466
Cash - PIPE Investment, net of Secondary Sale Amount of $68,855	131,145
Less: Transaction costs paid**	(31,160)
Less: Deferred underwriting fee paid	(6,199)
Proceeds from reverse recapitalization, net	149,252
Less: Accrued transaction costs not yet paid	(3,185)
Less: Company Warrant assumed as part of the Transaction	(22,791)
Plus: Transaction costs allocated to Company Warrant	2,750
Reverse recapitalization, net	$126,026
** Including ION transaction fees and expenses paid in the amount of $26,307 on the Closing of Transaction. The remaining amount paid of $4,853 was related to Legacy Innovid transaction costs.
As a result of the Transaction, each share of Legacy Innovid redeemable convertible preferred stock and common stock was converted into the right to receive approximately 1.337 shares of the common stock of the Company.
Legacy Innovid has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•Legacy Innovid’s existing equity holders will have the greatest voting interest in the combined entity;
•The largest individual minority equity holder of the combined entity is an existing equity holder of Legacy Innovid;
•Legacy Innovid’s directors will represent the majority of the Innovid Corp. board of directors;
•Legacy Innovid’s senior management will be the senior management of Innovid Corp.;
•Legacy Innovid is the larger entity based on historical revenue and has the larger employee base; and
•Legacy Innovid's operations prior to the acquisition represent the ongoing operations of the combined entity.
The preponderance of evidence as described above is indicative that Legacy Innovid is the accounting acquiror in the Transaction.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The consolidated assets, liabilities and results of operations prior to the Transaction are those of Legacy Innovid. The stocks and corresponding capital amounts and losses per stock, prior to the Transaction, have been retroactively restated based on stocks reflecting the exchange ratio established in the Transactions.
The equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Innovid’s stockholders in connection with the Transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Innovid redeemable convertible preferred stock and Legacy Innovid common stock prior to the Transaction have been retroactively recast as shares reflecting the exchange ratio of 1.337 established in the Transaction.
Public Warrants and Private Placement Warrants
As a result of the Transaction, the Company assumed the outstanding Public Warrants to purchase 3,162,500 shares of the Company’s common stock and the outstanding Private Placement Warrants to purchase 7,060,000 shares of the Company’s common stock. Each whole Warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing 30 days after the closing of the Transaction. The warrants expire five years after the completion of the Transaction.
Business Combination
On September 12, 2019, the Company acquired all of the shares of Dynamo Creative for a total consideration of $5,000. Dynamo Creative provides dynamic creative optimization services to advertisers and media agencies and operates mainly in the LATAM region. The primary reason for the acquisition is access to a highly skilled talent pool. The consideration is to be paid in three installments over a period as follows: (i) $4,250 on the Closing Date, (ii) $250 to be paid within 45 days and (iii) $500 to be paid within 15 months after the Closing Date. As of December 31, 2021, 2020 and 2019, the amounts remaining payable were $0, $126 and $718,respectively.
The Company accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed:

Total value
Cash and cash equivalents	50
Accounts receivables	417
Other current assets	7
Property and equipment	17
Other non-current assets	39
Total tangible assets	530
Customer relationships	198
Goodwill	4,555
Total assets acquired	5,283
Less: Assumed liabilities	(283)
Net assets acquired	$5,000
Goodwill - is attributable to the workforce of the acquired business and cost savings due to lower level of salaries of the acquired business. Goodwill is not deductible for income tax purposes.
Transaction costs - the Company incurred total transaction costs of $213 for the acquisition, which are included in general and administrative expenses for the year ended December 31, 2019. Acquisition related costs include legal, accounting and finder’s fees and other costs directly related to the acquisition.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
NOTE 6:- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liability consist of the following:

	December 31,
	2021	2020
Accrued expenses	$2,485	$317
Tax payables	39	126
Customer credit	101	118
Accrued lease liability, current portion	420	391
Acquisition liability	—	126
Other current liabilities	37	77
Total	$3,082	$1,155
NOTE 7:- OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

	December 31,
	2021	2020
Accrued lease liability	$996	$1,445
Uncertain tax position	2,459	1,699
Total	$3,455	$3,144
NOTE 8:- WARRANTS LIABILITY
Legacy Innovid Warrants
In connection with a loan and security agreement entered into on June 29, 2010 with SVB, the Company issued warrants to purchase up to 221,521 of the Company’s Series A preferred stocks, $0.001 par value each, in the conversion ratio of 1:1 and at an exercise price of $0.2709 subject to adjustments on the occurrence of stock splits, stock dividends, recapitalization, other dividends or distributions. In the event of an acquisition of the Company in which the sole consideration is cash and/or marketable securities, SVB shall have the right to exercise its conversion or purchase right in respect of the warrants. The agreement was amended on September 21, 2020 with the exercisable period being extended by 18 months until June 29, 2022. In lieu of exercising the warrants, SVB may convert the warrants, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities issuable upon exercise of the warrants minus the aggregate warrant price of such shares by (b) the fair market value of one share. The loan was fully repaid in 2012. The Company has determined that the loan and the warrants are freestanding financial instruments, as they are legally detachable and separately exercisable. The warrants were classified as a liability and were subsequently measured at fair value through earnings pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The loan was accounted for pursuant to ASC 470 “Debt”.
In connection with a loan agreement entered into on April 23, 2014 with TriplePoint Capital LLC (“TPC loan agreement”), the Company issued warrants to purchase up to 217,182 of the Company’s Series C preferred stocks, $0.001 par value each, and at an exercise price of $1.001 per stock or lower, subject to the next financing round stock price and provided that in no event shall the exercise price be lower than $0.701. The warrants are exercisable for the later of (i) seven years after date of issuance or (ii) five years of the effective date of the Company’s initial public offering. The Company has determined that the loan and the warrants are freestanding financial instruments, as they are legally detachable and separately exercisable. The warrants were classified as a liability and were subsequently measured at fair value through earnings pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The loan was accounted for pursuant to ASC 470 “Debt”.
On May 20, 2015 the Company entered into an amendment of the TPC loan agreement. In connection with the amendment, the Company issued warrants to purchase up to 107,843 of the Company’s Series C preferred stocks $0.001 par value each, and at an exercise price of $1.001 per stock or lower subject to the next financing round stock price and provided that in no event shall the exercise price be lower than $0.701. The warrants are exercisable for the later of (i) seven years after date of issuance or (ii) five years of the effective date of the Company’s initial public offering. In the event of an acquisition of the Company in which the sole consideration is cash and/or marketable securities, the Lender shall have the right to exercise its conversion or purchase right in respect of the warrants issued to the TPC. The TPC loan was fully repaid in 2018.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company has determined that the loan and the warrants are freestanding financial instruments, as they are legally detachable and separately exercisable. The warrants were classified as a liability and were subsequently measured at fair value through earnings pursuant to ASC 480 “Distinguishing Liabilities from Equity”. The loan was accounted for pursuant to ASC 470 “Debt”.
In November 2021, the 546,546 Legacy Innovid warrants were converted into the Company’s common stock of 507,994 shares on the Closing of the Transaction.
The Legacy Innovid warrants’ fair value remeasurement expenses for the years ended December 31, 2021, 2020 and 2019 were $4,581, $86 and $24, respectively.
Company Warrants
As of December 31, 2021, the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding.
Public Warrants
Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the Transaction and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of the Transaction or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Innovid Corp. ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Innovid Corp. ordinary shares issuable upon the exercise of the warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will we be required to net cash settle any warrant.
The Company has filed with the SEC a registration statement for the registration, under the Securities Act, of the Innovid Corp. ordinary shares issuable upon exercise of the warrants. The registration statement was declared effective on December 30, 2021. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If the Innovid Corp. ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of warrants when the price per Innovid Corp. ordinary share equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Innovid Corp. ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and
If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise the warrant prior to the scheduled redemption date. However, the price of the Company’s common shares may fall below the $18.00 redemption trigger price (as adjusted for share sub-divisions, share capitalization, reorganization, recapitalization and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.
Redemption of warrants when the price per Innovid Corp. ordinary share equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.10 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Innovid Corp. ordinary shares; and
•if, and only if, the closing price of the Innovid Corp. ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
If the Company calls these Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.
In addition, if (x) the Company issues additional Innovid Corp. ordinary shares or Innovid Corp. equity-linked securities for capital raising purposes in connection with the Closing at an issue price or effective issue price of less than $9.20 per Innovid Corp. ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Transaction on the date of the consummation of the Transaction (net of redemptions), and (z) the volume weighted average trading price of its Innovid Corp. ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its Transaction (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent)to be equal to the higher of the Market Value and the Newly Issued Price. Because the above conditions were not met, the exercise price of the warrants was not adjusted upon the Closing of the Transaction.
Private Placement Warrants
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Innovid Corp. ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Transaction subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchaser or its permitted transferees.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company evaluated the Company Warrants (Public Warrants and Private Placement Warrants) in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers, as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, preclude the Company Warrants from being accounted for as components of equity. As the warrants do not meet all the requirements for equity classification, the Company Warrants are recorded as liabilities on the Balance Sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement” with changes in fair value recognized in the Statements of Operations in the period of change.
The Company Warrants’ fair value as of the Closing of the Transaction and December 31, 2021 was $22,791 and $18,972, respectively.
The unrealized gain from changes in the fair value of the Company Warrants for the year ended December 31, 2021 was $3,819.
NOTE 9:- CREDIT LINE AND OTHER BORROWINGS
Credit Line:
In 2016, the Company entered into additional modifications to the credit line agreement dated 2012 , pursuant to which certain conditions were amended and the Maturity Date had been extended to October 21, 2018 and the line of credit increased from $6,500 to $10,000.
On April 7, 2017 the Company utilized $5,000 of the line of credit. The credit installments bear US dollar denominated interest at an annual rate equal to .75%-1% plus a prime rate on the outstanding principal of each credit installment. The balance owing as of December 31, 2017 was $5,000.
On October 20, 2018, the Company entered into additional modifications to the credit agreement, pursuant to which certain conditions were amended and the Maturity Date was extended to December 31, 2018.
On December 26, 2018, the Company entered into an A&R Agreement, pursuant to which certain conditions were amended and the Maturity Date was extended to December 26, 2020 and the line of credit was increased from $10,000 to $12,000.
On September 1, 2018 the Company utilized an additional $1,000 of the line of credit. The credit installments bear US dollar denominated interest at an annual rate equal to .75%-1% plus a prime rate on the outstanding principal of each credit installment. The Maturity Date was December 26, 2020. The balance owing as of December 31, 2018 was $6,000.
On November 30, 2019, the Company fully repaid the outstanding balance of the credit line was in the amount of $6,000.
During 2020, the Company fully drew down on its $12,000 credit line. As of December 31, 2020, the Company had repaid $6,000, leaving a balance of $6,000. On December 29, 2020, the Company entered into additional modifications to the A&R Agreement, pursuant to which certain conditions were amended and the Maturity Date was extended to December 29, 2022, and the line of credit increased to $15,000.
As of December 31, 2021 the outstanding balance of the credit line was in the amount of $6,000.
The credit installments bear US dollar denominated interest at an annual rate equal to .75%-1% plus a prime rate on the outstanding principal of each credit installment. The Company was in compliance with all the covenants, primarily maintaining an adjusted quick ratio of at least 1.20:1.00. As defined in the A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” determines as the Company’s unrestricted cash plus accounts receivable, net, determined according to US GAAP.
During the year ended December 31, 2021, the Company continued utilizing $6,000 of a $15,000 credit line which was drawn during 2020. As of December 31, 2021, the covenants under the Agreement were not changed from the amended Agreement. The Company is in compliance with all the covenants.
PPP Loan:
In April, 2020, the Company obtained an unsecured loan of $3,516 through SVB under the PPP Loan.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In May, 2020, the Company entered into the Grant Agreement with SSIG to receive $504 from SSIG, a related party of one of the Company’s investors, for the purpose of a partial repayment of the PPP Loan. For further information see Note 14.
In June, 2021, the Company repaid the outstanding balance of the PPP Loan of $3,012.
Interest expenses for the Credit Line and PPP Loan for the years ended December 31, 2021, 2020 and 2019 were $259, $328 and $298, respectively and were recorded in finance expenses, net in the consolidated statements of operations.
NOTE 10:- COMMITMENTS AND CONTINGENT LIABILITIES
(a)Lease commitments:
The Company leases office space and motor vehicles, which expire on various dates, the latest of which is in 2025. Future minimum lease commitments under non-cancelable operating leases as of December 31, 2021, are as follows:

Year ended December 31,	Rental of premises	Lease of motor vehicles
2022	$2,486	$8
2023	1,844	—
2024	826	—
2025	770	—
Total	$5,926	$8
Operating lease expenses for the years ended December 31, 2021, 2020 and 2019 were $2,072, $2,215 and $2,474, respectively.
(b)Pledges and bank guarantees:
1.In conjunction with the Agreement and its amendments (see Note 9), Innovid pledged 65,000 common stocks of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $859 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.
NOTE 11:- TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Preferred stocks (temporary equity):
As of December 31, 2021, no shares of preferred stock have been issued or are outstanding as all preferred stock were converted to common stock upon the Closing of the Transaction. In addition, the Company’s Certificate of Incorporation authorized the issuance of 500,000 shares of preferred stock, par value $0.0001 per share.
The Certificate of Incorporation authorizes the Board to establish one or more series of preferred stock. Unless required by law or any stock exchange, the authorized shares of preferred stock will be available for issuance without further action by the holders of our common stock. The Board has the discretion to determine the powers, preferences and relative, participating, optional and other special rights, including voting rights, dividend rights, conversion rights, Redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. Additionally, the issuance of preferred stock may adversely affect the holders of our common stock by restricting dividends on our common stock, diluting the voting power of our common stock or subordinating the liquidation rights of our common stock. As a result of these or other factors, the issuance of preferred stock could have an adverse impact on the market price of our common stock. At present, the Company has no plans to issue any preferred stock.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
As of December 31, 2020, the Company had the following preferred stock on the Balance Sheet:

	Authorized	Issued and outstanding	Carrying Value	Liquidation Preference/Redemption Value
	December 31,	December 31,	December 31,	December 31,
	2020	2020	2020	2020
Series A preferred stocks	11,296,649	11,075,128	2,988,788	3,000,000
Series A-1 preferred stocks	2,124,239	2,124,239	986,529	1,000,000
Series B preferred stocks	4,149,641	4,149,641	1,500,000	1,500,000
Series B-1 preferred stocks	2,124,241	2,124,241	1,000,000	1,000,000
Series B-2 preferred stocks	14,523,750	14,523,750	6,971,930	7,000,000
Series C preferred stocks	11,438,289	11,113,266	9,445,233	9,500,002
Series D preferred stocks	7,376,285	7,376,285	9,972,537	10,000,001
Series E preferred stocks	8,327,431	8,327,431	15,000,000	15,000,000
Series F preferred stocks	12,876,359	12,876,359	39,131,983	39,131,983
Total	74,236,884	73,690,340	$86,997,000	$87,131,986
Preferred A, A-1, B, B-1, B-2, C, D, E and F stocks have all rights as common stocks. In addition, they have rights of conversion into common stocks and preference in liquidation event.
On January 7, 2019, the Company issued 12,876,359 Series F preferred stocks in a par value of $0.001, resulting in $29,692 of equity investments, net of issuance cost.
Prior to the Closing of the Transaction, the Company’s preferred stock was classified as temporary equity in the accompanying consolidated balance sheets in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of the Company’s control, including liquidation, sale or change of control of the Company.
Upon the Closing of the Transaction, the 73,690,340 outstanding shares of preferred stock (before exchange ratio adjustment) were converted into 73,690,340 shares of the common stock of the Company.
The rights, preferences, and privileges of preferred stock were as follows:
Voting Rights
Each share of the preferred stocks shall entitle the holder to the number of votes equal to the number of shares of common stocks into which such shares of preferred stocks could be converted. Until an initial public offering, written consent, or affirmative vote of the Series F majority, will be required for certain transactions by the Company, as mentioned in the Certificate of Incorporation.
Dividend Rights
Holders of preferred stocks shall be entitled to receive, when and if declared by the Board of Directors, out of any assets legally available, non-cumulative dividends in an amount equal to the original issuance price per share.
Preferred Stockholders are entitled to receive preference in terms of dividend distributions. Dividends for preferred stocks shall be distributed in the sequence listed below:
a.Series F preferred stocks
b.Series E preferred stocks
c.Junior preferred stocks i.e. all preferred stocks other than Series F and E preferred stock. These rank on an equal footing as and senior to the common stock and any other capital stock of the Company that is junior to the junior preferred stocks, as to dividends.
d.After all dividend preferences have been paid in full upon the shares of preferred stocks, any remaining dividends declared will be distributed to the holders of common stocks and preferred stocks, pro rata in proportion to the number of shares of common stocks held by each such holder on an as-if converted to common stock basis.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
No dividends have been declared to date as of the Closing of the Transaction, on which date all outstanding shares of preferred stock were converted into common stock of the Company.
Liquidation Preference
In the event of any liquidation event where liquidation event means liquidation, bankruptcy, dissolution, reorganization or winding up of the Company, either voluntary or involuntary, or any deemed liquidation event (including change in control), all of the holders of preferred stocks shall be entitled to receive, each with respect to its original issue price, an amount per share in accordance with the priorities and liquidation preferences as follows:
1.First, the holders of shares of Series F preferred stock shall be entitled to receive pro-rata, on a pari passu basis with each other, and prior and in preference to any distribution of any of the assets of the Company to the holders of common stock and the other holders of preferred stock, by reason of their ownership thereof, the Series F liquidation preference.
2.Second, the holders of shares of Series E preferred stock shall be entitled to receive pro-rata, on a pari passu basis with each other, and prior and in preference to any distribution of any of the assets of the Company to the holders of common stock and the other holders of preferred stock other than Series F preferred stock.
3.Third, the holders of shares of all other preferred stock, shall be entitled to receive pro-rata, on a pari passu basis with each other, and prior and in preference to any distribution of any of the assets of the Company to the holders of common stock.
If upon the occurrence of a liquidation event, the assets to be distributed among the holders of any class of preferred stocks are insufficient to permit the payment to such holders of their full preferred preference, then the entire assets of the Company legally available for distribution will be distributed ratably among the holders of that class of preferred stocks in proportion to the preferential amounts such holders are entitled to receive.
Conversion Rights
Each share of preferred stocks will be convertible, without payment of additional consideration at the option of the holder thereof, at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of common stocks at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of common stock according to a conversion ratio which is determined by dividing the original issue price (in effect on the date the certificate is surrendered for conversion) by the conversion price. The conversion price per share for shares of preferred stocks shall initially be equal to the original issue price, however, it shall be subject to adjustments pertaining to (i) certain splits and combinations (ii) other distributions (iii) recapitalizations, and (iv) adjustments for dilutive issues.
Each share of preferred stocks would automatically be converted into shares of common stocks at the conversion ratio upon the earlier of (i) the closing of an IPO with gross proceeds for the Company and any other participants in such IPO of at least $60,000 and a price per share reflecting an equity value of the Company of $500,000 or more and that is underwritten by an investment bank acceptable to a majority of the outstanding shares of Series F preferred stocks; or (ii) a resolution approved by holders of at least a majority of the voting power underlying the Company’s issued and outstanding shares of preferred stocks and a majority of the outstanding shares of Series F preferred stocks.
Upon the Closing of the Transaction, the 73,690,340 outstanding shares of preferred stock were converted into 73,690,340 shares of the common stock of the Company.
Redemption Rights
Series F Preferred stock: At the election of Series F preferred stocks majority, within the five year anniversary of the Series F preferred stocks original issue date or upon occurrence of a liquidation event, each of the Series F preferred stocks unit will be subject to redemption at a price per unit equal to the greater of (i) the Series F liquidation preference and (ii) the fair market value of a single share of Series F preferred stocks (or common stocks, as applicable) as of the Series F redemption date.
If the Company does not have sufficient funds legally available to redeem all shares of Series F preferred stocks and of any other class or series of stock to be redeemed, the Company will first redeem all shares of Series F Preferred stock and then redeem a pro rata portion of each other holder’s shares of such stock. As of Closing of the Transaction and December 31, 2020, the Series F redemption value was $116,195 and $39,132, respectively.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Series E Preferred stock: At the election of Series E preferred stocks majority, and subject to the prior payment in full due to the holders of shares of Series F preferred stocks, shares of Series E preferred stocks will be redeemed by the Company at a price equal to the Series E original issue price per share, plus all declared but unpaid dividends thereon in three annual installments commencing at any time on or after the six year anniversary of the Series F preferred stocks original issue date. As of Closing of the Transaction and December 31, 2020 the Series E redemption value was $15,000.
Balance Sheet Classification and Measurement
Series F preferred stocks are redeemable at the election of the holders within the five-year anniversary of the original issue date; thus, the Company classified the stock outside permanent equity pursuant to ASC 480-10-S99. Since redemption is probable, the Company recognized changes in the redemption value immediately as they occur and adjust the carrying amount of the Series F preferred stocks to equal the redemption value at the end of each reporting period. For the year ended December 31, 2021, 2020 and 2019, the Company recorded adjustments of $77,063, $7,297 and $1,835, respectively. The 2020 and 2021 adjustments were charged against additional paid in capital and accumulated deficit, since the Company does not believe additional paid in capital can be recorded as a negative amount. As there are no retained earnings, the 2019 adjustment was charged against additional paid in capital.
Series E preferred stocks are redeemable at the election of the holders if Series F preferred stock will be redeemed; thus, the Company classified the stock outside permanent equity pursuant to ASC 480-10-S99. Since redemption is probable, the Company recognized changes in the redemption value immediately as they occur and adjusted the carrying amount of the Series E preferred stocks to equal the redemption value at the end of each reporting period. The Company did not record any adjustment for the year ended December 31, 2021 and 2020. For the year ended December 31, 2019, the Company recorded an adjustment of $172. As there are no retained earnings, the 2019 adjustment was charged against additional paid in capital.
All other classes of preferred stocks are redeemable in a deemed liquidation event, which is not under the control of the Company; thus, the Company classified the stock outside permanent equity pursuant to ASC 480-10-S99. As of the Closing of the Transaction and December 31, 2020, the Company did not adjust the carrying values of the stock to the deemed liquidation values of such shares since a deemed liquidation event was not probable.
Stockholders’ equity/ (deficit):

	Authorized		Issued		Outstanding
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Stocks of $0.0001, par value each:
Common stocks	500,000,000	100,634,071	119,017,380	18,189,937	119,017,380	16,275,609
The shares of the Company’s common stock, prior to the Transaction (as defined in Note 1) have been retrospectively adjusted to reflect the exchange ratio of 1.337 established in the Transaction as described in Note 5.
i.Common stocks:
The rights and privileges of the common stocks are as follows:
Voting Rights
The holders of the common stocks are entitled to one vote for each share of common stocks.
Dividend Rights
Subject to preferences that may be applicable to dividends of any outstanding preferred stocks, dividends may be paid on the common stocks as and when declared by the Board of Directors. Such dividends will be distributed among the holders of common stocks pro rata in proportion of the number of common stocks held by each.
Liquidation Rights
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of the Company common stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of the Company preferred stock or any class or series of stock having a preference over the Company common stock, then outstanding, if any.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Redemption Rights
The common stocks are not redeemable.
The Company has reserved the following shares of common stock for issuance:

	December 31,
	2021	2020
Options outstanding	11,302,275	13,204,528
Options available for future option grants	208,704	1,548,562
Total	11,510,979	14,753,090
Options outstanding and options available for future option grants have been retroactively adjusted to give effect to the exchange ratio.
ii.Treasury stocks:
On December 10, 2012, the Company purchased 1,914,328 common stocks of $0.001 par value each, for a total consideration of $1,629. The treasury stocks were cancelled upon the Closing of the Transaction.
iii.Equity classified warrants:
The Company issued 133,725 warrants to American Friends of Tmura, Inc. (the “Holder”) on February 25, 2010 to purchase an aggregate of 133,725 shares of the Company’s common stock, $0.001 par value each, with an exercise price of $0.07 which is subject to an adjustment on the occurrence of certain events. The warrants are exercisable until March 1, 2029. In lieu of exercising the warrants, the Holder may convert the warrants, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares or other securities issuable upon exercise of the warrants minus the aggregate warrant price of such shares by (b) the fair market value of one share. The warrants were recorded within equity based on their fair value on the date of issuance. These warrants are not remeasured. All equity classified warrants were exercised in November 2021 on a non-cash basis.
NOTE 12:- STOCK-BASED COMPENSATION
Legacy Innovid Stock Option Plan
Under the Legacy Plan , options may be granted to officers, directors, employees and non-employee consultants of the Company. Each option granted under the Plan expires no later than 10 years from the date of grant. The options vest usually over four years from commencement of employment or services. Any options, which are forfeited or not exercised before expiration, become available for future grants. From and after the effectiveness of the Innovid Corp. Incentive Plan (as disclosed in detail below), no additional awards will be granted under the Legacy Plan. Upon the effectiveness of the Transaction, all outstanding stock options under the Legacy Plan, whether vested or unvested, were converted into options to purchase a number of shares of common stock of the Company. Awards previously granted under the Legacy Plan will continue to be subject to the provisions thereof.
The Innovid Corp. Incentive Plan
At the Special Meeting., the ION shareholders approved the Innovid Corp. Incentive Plan, and it became effective on November 30 ,2021.
The purpose of the Innovid Corp. Incentive Plan are to attract, retain and motivate officers and key employees (including prospective employees), directors, consultants and others who may perform services for the Company to compensate them for their contributions to the long-term growth and profits of the Company and to encourage them to acquire a proprietary interest in the success of the Company. These incentives are provided through the grant of stock options (including incentive stock options intended to be qualified under Section 422 of the Code), stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards. Any of these awards may, but need not, be made as performance-based incentive awards.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A total number of Company common stock equal to 10% of the fully-diluted shares outstanding following the Closing will initially be authorized and reserved for issuance under the Innovid Corp. Incentive Plan, which is 15,617,049 shares of Company common stock. The number of shares authorized and reserved for issuance will be subject to an annual increase for 10 years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Company common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors of Innovid Corp. The maximum number of shares of Company common stock that may be issued pursuant to the exercise of incentive stock options granted under the Innovid Corp. Incentive Plan will be equal to 30% of the total number of issued and outstanding shares of Company common stock on a fully diluted basis as of the Closing.
If shares covered by an award are not purchased or are forfeited or expire, or otherwise terminate without delivery of any shares subject thereto, then such shares will, to the extent of any such forfeiture, termination, cash-settlement or expiration, be available for future grant under the Innovid Corp. Incentive Plan. The payment of dividend equivalent rights in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the Innovid Corp. Incentive Plan, and shares tendered by a participant, repurchased by the Company using proceeds from the exercise of stock options or withheld by the Company in payment of the exercise price of a stock option or to satisfy any tax withholding obligation for an award will not again be available for future awards.
As of December 31, 2021, the Company had not granted any shares under the Innovid Corp. Incentive Plan.
The Innovid Corp. Employee Stock Purchase Plan
On November 30, 2021, the ESPP became effective. A total of 2,868,438 shares of Company common stock will be initially reserved for issuance under the ESPP. The compensation committee of our board of directors will be the plan administrator of the ESPP and will have authority to interpret the terms of the ESPP and determine eligibility of participants. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the board of directors. If any right granted under the ESPP terminates for any reason without having been exercised, the shares subject thereto that are not purchased under such right will again be available for issuance under the ESPP. Notwithstanding the foregoing, no more than 17,383,002 shares of Company Common Stock may be issued under the Section 423 Component of the ESPP.
As of December 31, 2021, the Company had not granted any options under the Innovid Corp. Employee Stock Purchase Plan.
A summary of the employees’ stock option activity under the Legacy Plan for the year ended December 31, 2021 is as follows:

	Year ended December 31, 2021
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	12,185,210	$0.37	7.20	$3,100
Consultant has become employee	628,509	0.61
Granted	1,590,997	2.81
Forfeited	(257,574)	0.91
Expired	(51,018)	0.59
Exercised	(2,973,476)	0.50
Outstanding at end of year	11,122,648	$0.82	6.87	$64,818
Exercisable options at end of year	7,139,268	$0.51	5.73	$43,862

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the consultants’ stock option activity under the Plan for the year ended December 31, 2021 is as follows:

	Year ended December 31, 2021
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,019,318	$0.51	6.32	$213
Consultant has become employee	(628,509)	0.61
Granted	99,628	2.81
Forfeited	(27,581)	0.61
Expired	—	—
Exercised	(283,229)	1.22
Outstanding at end of year	179,627	$0.31	2.34	$1,139
Exercisable options at end of year	123,515	$0.35	2.33	$778
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stocks as of the dates of the financial year end. The weighted-average fair value of options granted during the years ended December 31, 2021, 2020 and 2019 were $2.31, $0.53 and $0.35, respectively.
As of December 31, 2021, the Company had approximately $4,128 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 2.41 years.
The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Year ended December 31,
	2021	2020	2019
Expected volatility	65%	79%	70%
Expected dividends	—%	—%	—%
Expected term (in years)	6.02	6.11	6.11
Risk free interest	1.06%-1.11%	0.62%-0.82%	1.65%-1.91%
During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expenses for the employees as follows:

	Year ended December 31,
	2021	2020	2019
Cost of goods sold	$43	$11	$6
Research and development	501	121	77
Sales and marketing	470	196	200
General and administrative	1,997	92	43
Total	$3,011	$420	$326
In connection with the options granted to service providers and non-employee consultants, during the years ended December 31, 2021, 2020 and 2019, the Company recorded stock compensation expenses in the amount of $262, $162 and $52, respectively. The majority of these expenses were recorded in general and administrative expenses.
In 2021, the Company’s Board approved an amendment of two awards granted to the Company’s founders Mr. Zvika Netter, and Mr. Tal Chalozin (“Founders Awards”). According to amendments the Founders Awards will vest over three years (four years originally), with 75% of the options vesting upon expiration of one year from the original commencement date of April 1, 2020 and the remaining 25% of the options vesting ratably on a quarterly basis over the following 24 months. In addition, upon the consummation of the Transaction as defined by the Plan, if the founders are terminated or leave for “good reason” within 12 months, the remaining unvested awards would vest.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In addition, the amendment also included a provision in which any termination of employment (whether by the Company or by the founder), would result in 50% of his unvested award vesting immediately. The amendments were accounted for as a modification. The modified vesting conditions resulted in an additional expense of $623.
In 2021, the Company’s Board approved a transaction in which the Company granted $1,199 and received a secured full recourse promissory note in the total aggregate amount of $1,199, with Mr. Zvika Netter, and Mr. Tal Chalozin. On June 7, 2021, Innovid granted Mr. Netter a loan in the amount of $1,076 pursuant to the Founder Promissory Note . On June 23, 2021, Innovid granted Mr. Chalozin a loan in the amount of $123 pursuant to the Founder Promissory Note). The principal balances together with accrued interest is due and payable in full on the seventh anniversary of the date of the loans. The rate is 0.89% per annum, compound annually and is not less than the current minimum annual mid-term applicable federate rate established pursuant to Section 1274(d) of the Internal Revenue Code of 1986, as amended. Repayment of principal and interest may be made at any time without penalty. In addition, $740 of the Founders Loans was immediately used to exercise fully vested options held by the founders.
This loan represents a recourse note as the Company has a contractual full recourse right against any real, personal, tangible or intangible assets of the Borrowers and intends to do so if the loans amount will not be repaid in full.
The amount of $459 from the Founders Loans was not used by the founders to exercise stock options.
Under ASC 718, when a grantee purchases shares in exchange for a recourse loan, the exercise is considered to be a substantive exercise. A recourse note receivable for the issuance of equity should be presented in accordance with the guidance in ASC 505-10-45 as a component of equity; thus, the Company recognized the note receivable for the purchase of shares as a component of additional paid in capital. The amount was discounted to its fair value and additional stock-based compensation expense in the amount of $47 was recorded predominantly in general and administrative expenses.
Founders Loans with a total principal amount of $1,199 were forgiven in November 2021. $740 of the Founders Loans principal amount was used to exercise fully vested options held by the founders on the date of the grant of the Founders Loans and were recognized as stock compensation expense upon forgiveness. The remainder in the amount of $459 was used for other purposes as described above and were recognized as compensation related expense upon forgiveness.
NOTE 13:- INCOME TAXES
Income (loss) before taxes on income is comprised as follows:

	Year ended December 31,
	2021	2020	2019
Domestic	$(11,098)	$1,241	$(6,689)
Foreign	863	(853)	257
Total income (loss) before income taxes	$(10,235)	$388	$(6,432)
Income taxes are comprised as follows:

	Year ended December 31,
	2021	2020	2019
Current income tax provision (benefit):
Domestic	(8)	96	25
Foreign	1,245	1,104	877
Total current income tax (benefit) provision	$1,237	$1,200	$902

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A reconciliation of the U. S. statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year ended December 31,
	2021	2020	2019
Income (loss) before income taxes
Domestic	$(11,098)	$1,241	$(6,689)
Foreign	863	(853)	257
Total income (loss) before income taxes	(10,235)	388	(6,432)

US statutory rate	21%	21%	21%
Income taxed computed at U. S. federal
statutory rate	(2,149)	81	(1,351)
Foreign rate differential	(14)	(155)	(52)
State and local income taxes	(359)	207	(464)
Non-deductible expenses	81	40	114
Share-based compensation	(118)	100	98
GILTI	308	—	261
Change in valuation allowance	1,493	159	1,661
Tax credits	(338)	(469)	(301)
Changes in uncertain tax positions	881	956	880
Foreign currency adjustment	(22)	187	22
Withholding tax	266	113	73
162m Addback	538	—	—
Transaction Costs	578	—	—
Warrants - MTM	160	(5)	5
Tax Inflation Adjustment	185	—	—
Tax Impact of Tax Rate Changes	111	(33)	(61)
Other	(364)	19	17
Total income tax provision	$1,237	$1,200	$902
Effective income tax rate	(12)%	309%	(14)%
The Company’s effective tax rate is subject to significant variations due to several factors, including variability in pre-tax and taxable income (loss) and the mix of jurisdictions to which they relate, intercompany transactions, the applicability of special tax regimes, changes in the Company’s currently established valuation allowance, foreign currency gains (losses), and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized.
Significant factors that impacted the Company’s effective tax rate between 2021 and 2020 were related to a pre-tax loss in 2021 compared to pre-tax income in 2020, offset by increases in non-deductible expenses, GILTI, uncertain tax positions and increase in valuation allowance.
A significant factor that impacted the Company’s effective tax rate between 2020 and 2019 was GILTI. Innovid Argentina generated a taxable loss in 2020 and therefore generated a tested loss for GILTI purposes. As a result, the tested income of the remaining foreign subsidiaries was offset entirely by the tested loss of Innovid Argentina. Thus, the Company does not have a GILTI inclusion for the 2020 tax year.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Deferred income taxes are provided for the effects of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2021	2020
Deferred tax assets
Loss carryforwards	$10,201	$9,131
Tax credits	1,128	891
Interest limitation carryforwards	25	—
Accrued expenses	597	716
Share-based compensation	127	106
Fixed assets and intangibles	180	176
Other	187	164
Total deferred tax assets, gross	12,445	11,184
Valuation allowance	(12,445)	(11,184)
Total deferred tax assets, net	—	—
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset its deferred tax assets at December 31, 2021 and 2020 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
The Israeli corporate tax rate was 23% in 2021, 2020 and 2019. The Company’s production facilities in Israel have been granted the status of a “preferred enterprise” under the Law for the Encouragement of Capital Investments Law, 1959. According to the provisions of the Encouragement of Capital Investments Law, 1959, the Company has been granted a reduced tax rate. A preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9%. The tax rate applicable to preferred enterprises located in other areas remains at 16%.
Foreign withholding taxes and Internal Revenue Code Section 986(c) gains and losses have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $8,720 and $7,594 as of December 31, 2021 and 2020, respectively. The amount of deferred international withholding taxes and Internal Revenue Code Section 986(c) gains and losses relating to these subsidiaries is approximately $1,224 and $873 as of December 31, 2021 and 2020, respectively.
The Company’s gross NOLs for tax return purposes are as follows:

	Year ended December 31,
	2021	2020
Domestic NOLs (federal)	36,817	32,948
Domestic NOLs (state and local)	36,245	29,567
Foreign NOLs	1,136	1,740
Total	74,198	64,255
Domestic (federal and state) NOLs expire in various year starting from 2030 through an indefinite period. Foreign NOLs expire starting from 2026. A portion of domestic (federal and state) NOLs are subject to Internal Revenue Code Section 382 or similar provisions, but the net operating loss carryforwards are expected to be fully realized. The table above reflects gross NOLs for tax return purposes which are different than financial statement NOLs, as the Company’s intention is to settle additional income taxes from tax contingencies with NOLs. The other tax credit carryforwards expire in various years beginning in 2033. The Company’s intention is to settle the tax contingencies associated with the research and development credits with the attribute.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company’s unrecognized tax benefits are reconciled as follows:

	December 31,
	2021	2020
Gross unrecognized tax benefits as of January 1	2,373	1,438
Increases - prior year tax positions	508	—
Decreases - prior year tax positions	(410)	—
Increases - current year tax positions	691	935
Gross unrecognized tax benefits as of December 31	3,162	2,373
The balances of unrecognized tax benefits as of December 31, 2021 and 2020 are $3,162 and $2,373, respectively of which $3,162 and $2,373, respectively represent amounts that, if recognized, impact the effective income tax rate in future periods.
The Company recognized interest related to unrecognized tax benefits in its income tax provision. The Company accrued $136 and $49 for interest as of December 31, 2021 and 2020, respectively.
The Company is subject to income taxes in the US and several foreign jurisdictions including Australia, Argentina, the UK and Israel. Significant judgment is required in evaluating the Company’s tax positions and determining the Company’s provision for income taxes. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite the belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The Company estimates that it is reasonably possible that the balance in unrecognized tax benefits as of December 31, 2021 will decrease by approximately $82 in the next 12 months. The unrecognized tax benefits relate to research and development credits and currently established positions in Israel.
The Company’s Israeli Subsidiary is currently under examination by the taxing authorities for 2016 to 2019 tax periods.. The last tax assessment that was received by the Company related to tax years through 2014 in Israel.
NOTE 14: RELATED PARTIES
As described in Note 9, SSIG, related party of one of the investors, has provided a grant of $504 to be used for a repayment of the PPP Loan. According to the Grant Agreement the grant proceeds were used in May 2020 for a partial repayment of the PPP Loan. This grant has been treated as a capital contribution in equity.
In Q2 2021, the Company’s Board approved and granted the Founders Loans, and received Founders Promissory Note in the total aggregate amount of $1,199. $740 of the Founders Loans was immediately used to exercise fully vested options held by the founders. The amount of $459 from the Founders Loans was not used by the founders to exercise stock options. The Founders Loans with a total principal amount of $1,199 were forgiven in November 2021. Refer to Note 12 for additional details.
After the Closing of the Transaction, the Company paid $6,100 in Transaction bonuses mainly to certain members of management. $4,130 thereof are presented in general and administrative expenses, and the remaining $2,000 in research and development expenses in consolidated statement of operations.
There were no other transactions with related parties.
NOTE 15: SEGMENT REPORTING
The Company operates as one operating segment, which primarily focuses on advertising and creative services. Our CEO , is the chief operating decision-maker, manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and R&D projects based on needs and, as necessary, reallocate resources among the Company’s internal priorities and external opportunities to best support the long-term growth of the business.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Revenue by geographical location are as follows:

	December 31,
	2021	2020	2019
US	$81,882	$62,760	$50,837
Canada	1,039	518	311
APAC	3,151	2,636	2,657
EMEA	2,515	1,463	1,645
LATAM	1,704	1,424	888
Total revenues	$90,291	$68,801	$56,338
The Company’s property and equipment, net by geographical location are as follows:

	Year ended December 31,
	2021	2020
Israel	$1,495	$1,625
US	3,051	595
Rest of the World	294	105
Total	$4,840	$2,325
NOTE 16:- BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	(11,472)	(812)	(7,334)
Accretion of preferred stocks to redemption value	(77,063)	(7,297)	(2,007)
Net loss attributable to common stockholders - basic and diluted	$(88,535)	$(8,109)	$(9,341)
Denominator:
Weighted-average number of stocks used in computing net loss per stock attributable to common stockholders	26,745,020	16,028,560	15,886,958
Net loss per stock attributable to common stockholders – basic and diluted	$(3.31)	$(0.51)	$(0.59)
Net loss per share calculations and potentially dilutive security amounts for all periods prior to the Transaction have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Transaction to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the exchange ratio of 1.337.
The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2021	2020	2019
Preferred stocks	—	73,690,340	73,690,340
Options outstanding	11,302,275	13,204,528	9,953,958
Warrants outstanding	10,222,500	680,271	680,271
Preferred stocks, options outstanding and warrant outstanding have been retroactively adjusted to give effect to the exchange ratio.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
NOTE 17:- SUBSEQUENT EVENTS
On February 7, 2022, the Company entered into a Stock Purchase Agreement with TV Squared , an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. On February 28, 2022, the Company completed the acquisition. The Company acquired all of the equity of TVSquared for an aggregate amount of $100,000 in cash and 12,500,000 shares of the Company common stock, subject to certain adjustments as defined in the Stock Purchase Agreement.
On March 4, 2022, The Nielsen Company (US), LLC filed suit against TVSquared Ltd. in the United States District Court for the Western District of Texas alleging infringement of US Patent No. 10,063,378. The complaint has not been served, no schedule for the litigation or for trial has been set, and the plaintiff has not specified the amount sought in the litigation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of December 31, 2021.
Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Management Report on Internal Control Over Financial Reporting
As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Transaction on November 30, 2021. Prior to the Transaction, our predecessor, ION Acquisition Corp. 2 Ltd. was a special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as ION Acquisition Corp. 2 Ltd.’s operations prior to the Transaction were insignificant compared to those of the consolidated entity post-Transaction. As a result, and due to the timing of the Transaction, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Zvika Netter	49	Chief Executive Officer; Director
Tal Chalozin	40	Chief Technology Officer
Tanya Andreev-Kaspin	44	Chief Financial Officer
Gilad Shany(2)(3)	45	Director
Steven Cakebread(1)	70	Director
Michael DiPiano(1)(2)	63	Director
Rachel Lam(1)(3)	54	Director
Jonathan Saacks(3)	53	Director
(1)    Member of the audit committee

(2)    Member of the compensation committee
(3)    Member of the nominating and corporate governance committee
Zvika Netter. Mr. Netter serves as CEO of the Company and as a member of the Company’s Board. Mr. Netter has served as the Company’s CEO since the inception of Innovid Inc., and was selected by TIME as one of the “Tech Pioneers Who Will Change Your Life.” Mr. Netter was also named as a World Economic Forum “Technology Pioneer,” as one of “Europe’s Young Entrepreneurs” by Businessweek, and as a 2016 SmartCEO Magazine Fast 50 CEO and he was featured in Business Insider’s 19 Most Interesting Ad-Tech Startups of 2017. Prior to co-founding Innovid, Inc. in 2007, Mr. Netter served in an elite computer unit in the Israeli Defense Forces, and co-founded the non-profit organization GarageGeeks, an innovation hub with more than 8,000 members. Mr. Netter has authored several patents, and has spoken on stage at several industry events including IAB Innovation Days at Internet Week, IAB Digital Video Marketplace, The Israel Conference, and ILovation. Mr. Netter is well qualified to serve on the Company’s Board because of his experience as a co-founder and the CEO of Innovid Inc. and the Company.
Tal Chalozin. Mr. Chalozin serves as Chief Technology Officer of the Company. Mr. Chalozin is a co-founder of Innovid Inc. and has served as the Innovid Inc.’s Chief Technology Officer since inception. Mr. Chalozin also serves as a board member for the Interactive Advertising Bureau’s Digital Video Center of Excellence and for the National Academy of Television Arts and Sciences. Additionally, Mr. Chalozin was named a 2018 inductee in the American Advertising Federation’s Advertising Hall of Achievement for his significant impact on the industry via mentorship, inspiration, volunteerism and training, a “Technology Pioneer” by the World Economic Forum, one of the “Best Young European Entrepreneurs” by Businessweek, a member of Multichannel News’ “40 Under 40” Class of 2016, and to Cynopsis Digital’s 2016 “It List.” Prior to co-founding Innovid, Inc. in 2007, Mr. Chalozin served as an officer in an elite computer unit in the Israeli Air Force, and co-founded GarageGeeks, an innovation hub with more than 8,000 members. Mr. Chalozin owns several global patents in digital video technology, and he is a regular speaker at global events, including Cannes Lion, CES, The Drum’s Programmatic Punch, IAB, MWC, NAB, TVOT, AdExchanger’s Programmatic I/O, Broadcasting & Cable’s Advanced TV, Wired Magazine’s NEXTFEST, Le Web’s Digital Innovation Conference, Ars Electronica, and eConsultancy’s Creative Programmatic.
Tanya Andreev-Kaspin. Ms. Andreev-Kaspin serves as CFO of the Company. Ms. Andreev-Kaspin has served as the CFO of Innovid Inc. since January 2020 and prior to that served as Senior Vice President of Global Finance from 2016 through 2019 and as Vice President of Finance from 2012 through 2015. Prior to joining Legacy Innovid, Ms. Andreev-Kaspin held finance leadership positions in a number of tech startup companies, and also served as a Public Auditor at PricewaterhouseCoopers. Ms. Andreev-Kaspin received an MBA, Finance Management from Tel Aviv University and BA, Economics and Accounting from Tel Aviv University.
Gilad Shany. Mr. Shany co-founded ION Crossover Partners, an Israeli-based crossover fund, where he currently serves as the Managing Partner. Prior to co-founding ION Crossover Partners, Mr. Shany served as General Partner of Magma Venture Partners. Mr. Shany previously served as Vice President of Baron Capital, where he gained more than 10 years of experience investing in innovative growth companies in public and private markets. Mr. Shany led investments with various international companies, including Tesla Inc. (NASDAQ: TSLA), Mobileye N.V. (NYSE: MBLY) (acquired by Intel Corporation (NASDAQ: INTC) $15.3BN), Mellanox Technologies (acquired by Nvidia $6.9BN), Varonis Systems Inc. (NASDAQ: VRNS), Fiverr (NYSE: FVRR), BlueVine Capital Inc. and Monday.com Ltd, among others. Prior to that Mr. Shany spent 14 years with the Israel Air Force and served as Head of Aerial Defense in the Israel Air Force from 2007 to 2008. Mr. Shany holds a B.S. in Physics, Astronomy and Philosophy from Tel Aviv University in Israel and an MBA from the Wharton School at the University of Pennsylvania in Philadelphia, Pennsylvania.
Steven Cakebread. Mr. Cakebread has served as the CFO of Yext, Inc. since October 2014. Prior to joining Yext, Mr. Cakebread served in various senior executive roles, including as CFO and Chief Accounting Officer of D-Wave Systems, a quantum computing company, from March 2013 to September 2014 and as CFO of Pandora Media Inc., a provider of personalized internet radio and music discovery service, from March 2010 to December 2012. From February 2009 to December 2009, Mr. Cakebread served as Senior Vice President, Chief Accounting Officer, and CFO of Xactly Corporation, a provider of on-demand sales performance management software. Mr. Cakebread also served as President and Chief Strategy Officer of Salesforce, a customer relationship management service provider, from March 2008 to February 2009, and as CFO of Salesforce from May 2002 to March 2008. Mr. Cakebread currently serves on the board of directors of Bill.com and Tunein.com. He previously served as a member of the board of directors of Service Source, Solar Winds, and eHealth.com. Mr. Cakebread holds a B.S. in Business from the University of California, Berkeley, and an M.B.A. from Indiana University.

Michael DiPiano. Since December 2001, Mr. DiPiano has been the Chairman of NewSpring Capital where he manages the firm’s investment decisions. Mr. DiPiano currently serves as a director for a number of private companies, including aPriori, Dstillery, Energage, and Interactions where he provides oversight for corporate governance and other business matters. Previously, Mr. DiPiano also served on the Governance and Compensation Committees of NutriSystems. Mr. DiPiano holds a B.S. in Marketing from Penn State University and an MBA from New York University.
Rachel Lam. Ms. Lam is the Co-Founder and Managing Partner of Imagination Capital, an early-stage venture capital firm founded in 2017. From 2003 to 2017, Ms. Lam served as SVP and Group Managing Director of the Time Warner Investments Group, the strategic investing arm of Time Warner Inc. Ms. Lam managed Time Warner’s investments in numerous digital media companies and served on the board of directors of privately held Maker Studios and Bluefin Labs prior to their sales to the Walt Disney Company and Twitter, respectively. Ms. Lam has previously served on 20 boards of directors over the years and currently serves on the board of Magnite (NASDAQ: MGNI), the leading, independent omni-channel sell-side software platform, empowering programmatic ad sales at a truly global scale, as well as on the non-profit board of The Center for Reproductive Rights. Ms. Lam also spent several years in investment banking within the M&A group at Morgan Stanley and the Media and Telecommunications group at Credit Suisse. Ms. Lam received a B.S. in industrial engineering and operations research from U.C. Berkeley in 1989 and an M.B.A. from Harvard Business School in 1994.
Jonathan Saacks. Mr. Saacks is currently Managing Partner of F2 Venture Capital. Mr. Saacks was Managing Partner at Genesis Partners and brings extensive early stage investment experience from his roles at operational companies and venture capital funds. Mr. Saacks invested and served on the boards of many successful Israeli companies including Monday.com, PrimeSense and Neebula. Mr. Saacks also served for 10 years in the Intelligence Corps of the Israeli Defense Forces where he commanded large operational teams. Mr. Saacks was a Lieutenant Colonel in the Israeli Defense Forces and holds an MBA from Oxford University and a BA in Economics and Management from Tel Aviv University.
Corporate Governance Guidelines and Code of Business Conduct
The Board adopted corporate governance guidelines that address items such as the qualifications and responsibilities of its directors and director candidates and corporate governance policies and standards applicable. In addition, the Board adopted a code of business conduct and ethics that applies to all of its employees, officers and directors, including its CEO, CFO and other executive and senior financial officers. The full text of the Company’s corporate governance guidelines and its code of business conduct and ethics has been posted on the corporate governance portion of the Company’s website. The Company will post amendments to its code of business conduct and ethics or waivers of its code of business conduct and ethics for directors and officers on the same website.
Board Composition
The Company’s business affairs are managed under the direction of the Board. The Bylaws provide that the total number of directors constituting the Board shall be determined from time to time by resolution of the Board.
The majority of the Company’s directors qualify as “independent directors” under NYSE listing rules.
The Board is divided into three staggered classes of directors. At each annual meeting of its stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:
•the Class I directors, whose terms will expire at the annual meeting of stockholders to be held in 2022;
•the Class II directors, whose terms will expire at the annual meeting of stockholders to be held in 2023; and
•the Class III directors whose terms will expire at the annual meeting of stockholders to be held in 2024.
The Certificate of Incorporation and Bylaws provide that the Board will consist of one or more members, and the number of directors may be increased or decreased from time to time by a resolution of the Board. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board may have the effect of delaying or preventing changes in control of the Company.
Each of the Company’s officers serve at the discretion of the Board and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of the directors or officers of the Company.

Director Independence
Our common stock is listed on the NYSE. Under the rules of the NYSE, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of the NYSE, a director will only qualify as an “independent director” if in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of the NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of the NYSE.
In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of the NYSE, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.
To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of the NYSE, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:
(i)the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and
(ii)whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.
The Board has undertaken a review of the independence of each director and considered whether each director of the Company has a material relationship with the Company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board has determined that Gilad Shany, Steven Cakebread, Michael DiPiano, Rachel Lam, and Jonathan Saacks are considered “independent directors” as defined under the listing requirements and rules of the NYSE and the applicable rules of the Exchange Act.
Board Leadership Structure
We believe that the structure of the Board and its committees provides strong overall management of the Company.
Committees of the Board
The Board has an audit committee, compensation committee and nominating and corporate governance committee. The composition and responsibilities of each of the committees of the Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by the Board.
Audit Committee
Each of the members of the Company’s audit committee satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of the NYSE. The Company has determined that Steven Cakebread qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the accounting or related financial management expertise requirements of the NYSE. The Company’s audit committee is responsible for, among other things:
•selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;
•helping to ensure the independence and performance of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, the Company’s interim and year-end financial statements;

•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing the Company’s policies on and overseeings risk assessment and risk management, including enterprise risk management;
•reviewing related person transactions;
•reviewing the adequacy and effectiveness of internal control policies and procedures and the Company’s disclosure controls and procedures; and
•approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.
The Board has adopted a written charter for the audit committee, which is available on the Company’s website.
Compensation Committee
Each of the members of the Company’s compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and rules of the NYSE. The Company’s compensation committee is responsible for, among other things:
•reviewing, approving, and determining the compensation of the Company’s officers and key employees;
•reviewing, approving, and determining compensation and benefits, including equity awards, to directors for service on the Board or any committee thereof;
•administering the Company’s equity compensation plans;
•reviewing, approving and making recommendations to the Board regarding incentive compensation and equity compensation plans; and
•establishing and reviewing general policies relating to compensation and benefits of the Company’s employees.
The Board has adopted a written charter for the compensation committee which is available on its website.
Nominating and Corporate Governance Committee
Each of the members of the nominating and corporate governance committee meets the requirements for independence under the applicable rules and regulations of the SEC and rules of the NYSE. The nominating and corporate governance committee is responsible for, among other things:
•identifying, evaluating, and selecting, or making recommendations to the Board regarding, nominees for election to the Board and its committees;
•evaluating the performance of the Board and of individual directors;
•considering, and making recommendations to the Board regarding, the composition of the Board and its committees;
•reviewing developments in corporate governance practices;
•evaluating the adequacy of the corporate governance practices and reporting; and
•developing, and making recommendations to the Board regarding, corporate governance guidelines and matters.
The Board has adopted a written charter for the nominating and corporate governance committee which is available on its website.
Code of Conduct and Ethics
The Company has posted its code of conduct and ethics and intends to post any amendments to or any waivers from a provision of its code of conduct and ethics on its website, and also intends to disclose any amendments to or waivers of certain provisions of its code of conduct and ethics in a Form 8-K.

Compensation Committee Interlocks and Insider Participation
None of the Company’s officers currently serves, and in the past year has not served, (a) as a member of the compensation committee or the board of directors of another entity, one of whose officers served on the Company’s compensation committee, or (b) as a member of the compensation committee of another entity, one of whose officers served on the Board.
Related Person Policy of the Company
The Company has adopted a formal written policy providing that the Company’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with the Company without the approval of the Company’s audit committee, subject to the exceptions described below.
A related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy.
Under the policy, the Company will collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder, to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Company’s code of conduct and ethics, employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.
The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Company’s audit committee, or other independent body of the Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the Company’s best interests and those of the Company’s stockholders, as the Company’s audit committee, or other independent body of the Board, determines in the good faith exercise of its discretion.
The Company’s audit committee has determined that certain transactions will not require the approval of the audit committee, including certain employment arrangements of officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non-executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and transactions available to all employees generally.
Item 11. Executive Compensation
The following sets forth information about the compensation paid to or accrued by Innovid’s principal executive officer and its two other most highly compensated persons serving as executive officers as of December 31, 2021 (“Fiscal 2021”). These executives are referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(1) (5)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Zvika Netter	2021	320,000	3,076,250	726,364	177,613	11,600	4,311,827
CEO	2020	305,600	14,400	1,242,500	225,000	11,400	1,798,900
Tanya Andreev-Kaspin	2021	305,910	815,606	355,689	135,566	11,600	1,624,371
CFO	2020	257,850	12,150	106,500	110,502	11,400	498,402
Tal Chalozin	2021	250,000	2,123,000	247,470	148,508	11,600	2,780,578
Chief Technology Officer	2020	214,875	10,125	142,000	127,277	1,155	495,432
_________________
(1)Amounts represent one-time special bonuses and similar amounts paid to our named executive officers in connection with the Transaction during 2021, inclusive of forgiveness of loans previously extended to our named executive officers.
(2)Amounts represent the aggregate grant date fair value of stock options granted to our named executive officers computed in accordance with ASC Topic 718. Assumptions used to calculate these amounts are included in Note 12 to our consolidated financial statements included in our 2021 annual report on Form 10-K. For additional information, see the section titled “—Narrative to Summary Compensation Table – Equity-based compensation” below.
(3)Amounts represent bonuses earned by each named executive officer under our annual bonus plan and paid in cash. For additional information on these payments, see “—Narrative to Summary Compensation Table – Annual Bonus” below.
(4)Amount represents employer matching contributions under our 401(k) plan.
(5)Amount includes a one-time special bonus paid to Ms. Andreev-Kaspin in October 2021 ($65,606).

Narrative Disclosure to Summary Compensation Table
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for Innovid named executive officers are designed to reflect each named executive officer’s scope of responsibility and accountability to Innovid. The base salary amounts shown in the “Summary Compensation Table” above reflect the salary amounts earned by our named executive officers for 2021.
In January 2021, we increased Mr. Chalozin’s base salary from $225,000 to $250,000. In March 2021, we increased Ms. Andreev-Kaspin’s base salary from $290,000 to $310,000. Our named executive officers’ base salaries as of December 31, 2021 were as follows:

Name	2021 Annual Base Salary
Zvika Netter	$320,000
Tanya Andreev-Kaspin	$310,000
Tal Chalozin	$250,000
Annual Bonus
Innovid provides annual bonuses to its executive officers, including the named executive officers, based on performance for the completed fiscal year based on the Company financial performance for the year, primarily measured based on attainment of metrics relating to revenue and adjusted EBITDA, and individual performance considerations. At the end of each fiscal quarter, the Board reviews and assesses Company and individual performance, including performance relative to the established revenue and EBITDA metrics and determines the earned amount of each executive’s bonus, which is paid on a quarterly basis. The target level annual bonus for each named executive officer for 2021 is set forth in the table below. The aggregate amount of bonuses earned for 2021 are provided in the “Summary Compensation Table” above.

Name	2021 Target Annual Bonus
Zvika Netter	$180,000
Tanya Andreev-Kaspin	$140,000
Tal Chalozin	$150,000
Equity-based compensation
Prior to the consummation of the Transaction, Innovid granted stock options to certain of its employees under Innovid’s Global Share Incentive Plan (the “Prior Plan”). In connection with the Transaction, the Board adopted, and our stockholders approved, the Innovid Corp. 2021 Incentive Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our Company and certain of our affiliates and to enable Innovid and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. These awards of stock options are at-risk compensation and are designed to provide our executives with a continuing stake in our long-term success. No further awards have been or will be made under our Prior Plan following the effectiveness of the Innovid Corp. 2021 Incentive Plan.
In 2021, prior to the consummation of the Transaction, the Board granted stock options under the Innovid Corp. 2021 Incentive Plan to each of our named executive officers under the Prior Plan. The options granted to our named executive officers in 2021 generally vest as to 25% of the underlying shares after one year, and as to the remaining 75% of the underlying shares in equal quarterly installments thereafter over the following three years, subject to the applicable executive’s continued employment through each applicable vesting date.

Name	2021 Stock Options Granted
Zvika Netter	314,254
Tanya Andreev-Kaspin	153,784
Tal Chalozin	106,980

In addition, in April 2021, we amended certain stock options previously granted to Messrs. Netter and Chalozin in 2020 in order to provide that such options would vest as to 75% of the underlying shares in April 2021, and the remaining 25% of the underlying shares would vest and become exercisable in equal quarterly installments thereafter over the following two years, subject to the applicable executive’s continued employment through each applicable vesting date.
Other Elements of Compensation
Retirement Plan
Innovid maintains a 401(k) retirement savings plan for its employees, including the named executive officers, who satisfy certain eligibility requirements. The named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. Under this plan, Innovid matches 100% of the participants’ first 3% of eligible contributions and 50% on the next 2% of eligible contributions. Innovid believes that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of Innovid’s executive compensation package and further incentivizes our employees, including the named executive officers, in accordance with Innovid’s compensation policies.
Health and Welfare Plans
During their employment, the named executive officers are eligible to participate in Innovid’s employee benefit plans and programs, including medical and dental benefits, to the same extent as other full-time employees, subject to the terms and eligibility requirements of those plans.
Outstanding Equity Awards as of December 31, 2021
The following table sets forth certain information about outstanding equity awards granted to Innovid’s named executive officers that remain outstanding as of December 31, 2021.

	Option Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price ($)	Option expiration date
Zvika Netter	11-16-2020(1)(2)	895,861	438,783	$0.61	11/15/2030
	4-30-2021(1)	39,281	274,973	$2.81	4/29/2031
Tanya Andreev-Kaspin	7-14-2016(1)	50,369	—	$0.46	7/13/2026
	11-16-2020(1)	75,221	125,367	$0.61	11/15/2030
	4-30-2021(1)	19,222	134,562	$2.81	4/29/2031
Tal Chalozin	11-16-2020(1)(2)	16,716	50,147	$0.61	11/15/2030
	4-30-2021(1)	13,373	93,607	$2.81	4/29/2031
__________________
(1)Represents options that vest as to 25% of the underlying shares after one year and in equal (1/12) quarterly installments thereafter over three years, in each case, subject to the executive’s continued employment through each applicable vesting date.
(2)In April 2021, the Board approved an amendment to the vesting schedule applicable to the options granted to Messrs. Netter and Chalozin on November 16, 2020. Pursuant to the amendment, such options shall will vest as to 75% of the underlying shares on April 1, 2021 and in equal (1/8) quarterly installments thereafter over the following two years, in each case, subject to the applicable executive’s continued employment through each applicable vesting date.
Severance Arrangements with the Named Executive Officers of Innovid
Severance and Change in Control Plan
Innovid has adopted the Innovid Executive Severance Plan and Executive Change in Control Severance Plan (the “Change in Control Plan”), pursuant to which Innovid’s named executive officers would be entitled to severance payments and benefits in the event their employment is involuntarily terminated without cause (as defined in the applicable plan) or, in the case of a termination within two years following a change in control transaction, the named executive officer resigns employment for a good reason (as defined in the applicable plan). For a qualifying termination not in connection with a change in control transaction, severance generally consists of a lump sum cash payment equal to six months of base salary and healthcare premium costs (12 months for the CEO). In the case of a qualifying termination within 24 months following a change in control transaction, severance consists of (i) a lump sum cash payment equal to six months of base salary and healthcare premium costs (12 months for the CEO), (ii) a lump sum cash payment equal to 50% of the named executive officer’s target annual bonus amount (100% for the CEO), and (iii) accelerated vesting of outstanding equity awards.

Stock Options
Pursuant to the Change in Control plan, as described above, the outstanding stock options held by Innovid’s named executive officers as of December 31, 2021 are subject to a “double trigger” vesting provision under which unvested options would vest and become exercisable if the named executive officer is terminated without cause or resigns for good reason in connection with a change in control transaction. In addition, 50% of stock options granted to the CEO in 2020 will accelerate and vest in the event that his employment is terminated by Innovid without cause not in connection with a change in control transaction.
Director Compensation
In connection with the Transaction, we adopted a non-employee director compensation program which provides for annual cash retainer fees and long-term equity awards for our eligible non-employee directors. However, none of our non-employee directors received any annual cash retainer fees or long-term equity awards in 2021. Our CEO, Zvika Netter, does not receive additional compensation for his participation on our board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans
The following table presents information as of December 31, 2021 about the Company's equity compensation plans under which Innovid Corp. common stock has been authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—		18,485,487(1)
Equity compensation plans not approved by security holders	11,302,275 (2)	0.81	—
Total	11,302,275	0.81	18,485,487
(1) Represents shares available for issuance under the Innovid Corp. 2021 Incentive Plan and the Innovid Corp. ESPP. As of December 31, 2021, there have been no grants of awards pursuant to the Innovid Corp. ESPP.
(2) Represents shares underlying stock options previously granted under Innovid’s Global Share Incentive Plan and assumed by Innovid Corp in connection with the Transaction. Following the consummation of the Transaction, we no longer grant awards under the Global Share Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of December 31, 2021:
(a)each person who is a named executive officer or director of Company;
(b)all executive officers and directors of Company as a group; and
(c)each person who is a beneficial owner of more than 5% of our common stock.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

The beneficial ownership of our common stock is based on 119,017,380 shares of our common stock and 10,222,500 warrants to purchase shares of our common stock issued and outstanding as of the December 31. 2021.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	%
5% Holders
Genesis Partners III L.P.(1)	19,350,638	16.3%
Sequoia Capital Israel IV Holdings L.P.(2)	17,697,224	14.9%
The Goldman Sachs Group, Inc. (3)	9,878,693	8.3%
Lauderdale GmbH & Co. KG(4)	7,277,981	6.1%
ION Holdings 2, LP(5)	13,310,000	11.2%
Directors and Executive Officers
Gilad Shany	—	—
Rachel Lam	—	—
Jonathan Saacks	—	—
Steven Cakebread	—	—
Michael DiPiano	—	—
Zvika Netter(6)	6,374,090	5.3%
Tal Chalozin(7)	4,701,860	3.9%
Tanya Andreev-Kaspin	434,410	*
All directors and officers as a group (eight individuals)	11,510,360	9.6%
*Less than one percent
(1)Genesis Partners III L.P. is controlled by Eyal Kishon and Eddy Shalev. Kishon and Shalev otherwise disclaim beneficial ownership over the shares beneficially owned by Genesis Partners III L.P. The address for Genesis Partners III L.P. is 13 Basel st., Herzeliya, Israel, 4666013.
(2)SC ISRAEL IV GENPAR, LTD is the general partner of SC ISRAEL IV MANAGEMENT, L.P., which is the general partner of SEQUOIA CAPITAL ISRAEL IV L.P., which owns 100% of SEQUOIA CAPITAL ISRAEL IV HOLDINGS, L.P. As such, SC ISRAEL IV GENPAR, LTD shares voting and dispositive power with respect to the shares held by SEQUOIA CAPITAL ISRAEL IV HOLDINGS, L.P. The directors and stockholders of SC ISRAEL IV GENPAR, LTD. who exercise voting and investment discretion with respect to the shares held by SEQUOIA CAPITAL ISRAEL IV HOLDINGS, L.P. are Shmuel Levy and Haim Sadger. As a result, and by virtue of the relationship described in this footnote, each such person may be deemed to share voting and dispositive power with respect to the shares held by the Sequoia Capital Israel IV Holdings, L.P. The address for these entities is 50 Eli Landau Blvd, Herzelia, Israel 4685150.
(3)Based solely on the Schedule 13G/A filed by The Goldman Sachs Group, Inc. on February 11, 2022, includes (i) 9,876,359 shares are held of record by Special Situations Investing Group II, LLC, which is an affiliate of Goldman Sachs & Co. LLC, a New York limited liability company and a broker-dealer, and (ii) an additional 2,334 shares over which Goldman Sachs & Co. LLC may deemed to share voting and dispositive power. Goldman Sachs & Co. LLC is a member of the New York Stock Exchange and other national exchanges. Goldman Sachs & Co. LLC is a direct and indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group”). GS Group is a public entity and its common stock is publicly traded on the New York Stock Exchange and it is managed by its board of directors. GS Group may be deemed to beneficially own the securities held by Special Situations Investing Group II, LLC.
(4)Lauderdale GmbH & Co. KG, a German limited partnership (“Lauderdale”), is the record holder of such shares. All investment and disposition decisions for Lauderdale are made by an investment committee comprised of Mr. Vicente Vento Bosch (chair) and Mr. Raphael Kuebler. As a result, Mr. Kuebler and Mr. Bosch may be deemed to share dispositive power with respect to the shares held by Lauderdale and thus to have beneficial ownership of such shares. Each of Mr. Kubler and Mr. Bosch otherwise disclaims beneficial ownership of such shares other than to the extent of any pecuniary interest therein.
Lauderdale is managed by its managing limited partner, Deutsche Telekom Capital Partners Management GmbH, a German limited liability company (“DTCP-M”). As the managing limited partner, DTCP-M has voting power with respect to the shares held by Lauderdale and therefore may be deemed to have beneficial ownership of such shares. None of the members of DTCP-M’s investment committee (Beirat) is deemed a beneficial owner of the Shares under Section 13(d) of the Exchange Act due to the approval standard for committee action. Thus, each such committee member disclaims any beneficial ownership of the shares held by Lauderdale other than to the extent of any pecuniary interest therein.

DTCP-M is controlled by Deutsche Telekom AG, a publicly traded company organized under the laws of Germany (“DTAG”), and Deutsche Telekom Capital Partners Executive Pool GmbH & Co. KG, a German limited liability company (“DTCP Executive Partner”). Each of DTAG and DTCP Executive Partner may be deemed to share voting and dispositive power over the shares held directly by Lauderdale and therefore to have beneficial ownership of such shares. DTAG’s stock is traded on seven stock exchanges in Germany, Including the Frankfurt Stock Exchange and OTCQX, and it is managed by its board of directors. DTCP Executive Partner is controlled by Mr. Bosch. DTAG and Mr. Bosch otherwise disclaim beneficial ownership of the shares owned by Lauderdale except to the extent of any pecuniary interest therein. The mailing address for Lauderdale, DTCP-M, DTCP Executive Partner, Mr. Kubler and Mr. Bosch is Am Sandtorpark 2, 20457 Hamburg, Germany,. The mailing address for DTAG is Friedrich-Ebert-Allee 140, 53113 Bonn, Germany.
(5)ION Holdings 2, LP is the record holder of such shares. As the general partner of ION 2 LP, ION Acquisition Corp GP Ltd. (“ION GP”) has voting and investment discretion with respect to the ordinary shares held by ION 2 LP. An investment committee comprised of five individuals — Jonathan Kolber, Gilad Shany, Avrom Gilbert, Stephen Levey and Jonathan Half — makes voting and investment decisions in the ordinary shares indirectly owned by ION GP. As a result, ION GP may be deemed to have beneficial ownership of the shares held directly by ION 2 LP. However, none of the ION GP investment committee’s members is deemed a beneficial owner of the shares held by ION 2 LP under Section 13(d) of the Exchange Act, due to the approval standard for committee action. Thus, each such investment committee member disclaims any beneficial ownership of the shares held by ION 2 LP, other than to the extent of any pecuniary interest therein. Includes 7,060,000 Private Placement Warrants held by ION Holdings 2, LP.
(6)Consists of 3,441,910 shares held directly by Mr. Netter (including 1,027,910 shares underlying vested options) and 977,394 shares held by each of the Zvika Netter 2021 Family Trust #1, the Zvika Netter 2021 Family Trust #2 and the Zvika Netter 2021 Family Trust #3, respectively.
(7)Consists of 2,294,810 shares held directly by Mr. Chalozin (including 45,130 shares underlying vested options) and 1,203,528 shares held by each of the Tal Chalozin 2021 Family Trust #1 and the Tal Chalozin 2021 Family Trust #2, respectively.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Promissory Note
In April 2021, the Innovid Board approved the entry into of that certain Secured Full Recourse Promissory Note in the total aggregate amount of $1,199,250, with Mr. Zvika Netter, and Mr. Tal Chalozin (the “Founders Promissory Note”). On June 7, 2021, Innovid granted Mr. Netter a loan in the amount of $1,076,250 pursuant to the Founder Promissory Note (“Zvika Netter Loan”). On June 23, 2021, Innovid granted Mr. Chalozin a loan in the amount of $123,000 pursuant to the Found Promissory Note (the “Tal Chalozin Loan”). $740,000 of the Founders Promissory Note principal amount was used to exercise fully vested options held by the founders on the date of the grant of the Founders Promissory Note and the remainder in the amount of $459,000 was used for other purposes. The Founders Promissory Note was forgiven in November 2021. For additional information, see the audited consolidated financial statement presented in Item 8. “Financial Statements and Supplementary Data”.
Investor Support Agreements
Concurrently with the execution and delivery of the Merger Agreement, Innovid, ION and certain Innovid stockholders entered into company stockholder support agreements (“Innovid Equity Holders Support Agreements”), pursuant to which each of those Innovid stockholders generally agreed, among other things, to:
a.vote all shares of common stock and preferred stock (all such shares, “Innovid Covered Shares”) that it owns, in favor of the Transaction;
b.appear at any Innovid stockholder meeting to establish a quorum;
c.vote (or execute and return an action by written consent, and cause such consent to be granted with respect to) all Innovid Covered Shares against any other business combination transaction other than the Transaction contemplated by the Merger Agreement or any other action or agreement that would reasonably be expected to materially frustrate the purposes of, impede or adversely affect, or delay the Transaction, or result in a breach of any covenant, representation, or warranty of Innovid or such Innovid stockholder under the Merger Agreement or cause certain conditions to closing set forth in the Merger Agreement to not be fulfilled and against any change in business, management or board of directors of Innovid or any recapitalization, reorganization, liquidation or winding up of Innovid (other than in connection with the Transaction); and

d.not redeem any Innovid Covered Shares in connection with the approval of the Transaction by the stockholders of Innovid.
The Innovid Equity Holders Support Agreement entered into with Special Situations Investing Group II, LLC, which is a related party of one of the investors (the “Additional Stockholder Support Agreement”) further provides for:
a.a limited right to terminate the agreement in the case of a material modification, amendment, or waiver of the Merger Agreement that reduced or altered the consideration payable to such Innovid stockholder, violated the termination provisions in the Merger Agreement, was adverse to such Innovid stockholder (or its Innovid Covered Shares) relative to other Innovid stockholders (or the Innovid Covered Shares held by such other Innovid stockholders), or resulted in the consummation of the Transaction even if there was less than $250,000,000 of Available Cash as of the Closing;
b.certain rights to receive an allocation schedule setting forth the consideration payable to such Innovid stockholder;
c.restrictions on certain amendments to the Merger Agreement that has any of the effects described above as it relates to such Innovid stockholder (or its Innovid Covered Shares); and
d.rights to secondary sale amounts in favor of such Innovid stockholder or in accordance with a mutually agreed upon schedule attached to the Additional Stockholder Support Agreement based on the Available Cash.
The Innovid Equity Holders Support Agreements also provide that the equity securities of ION held by such Innovid stockholders immediately following the consummation of the Closing will be locked-up for the earlier of (i) one hundred eighty (180) days after the Closing Date; or (ii) the Lock-Up Termination Date (as defined above) except that the Additional Stockholder Support Agreement provides for a lock-up period solely of one hundred eighty (180) days following the Closing Date. The lock-up obligations in the Innovid Equity Holders Support Agreements described above are subject to certain customary exceptions (including transfer to any affiliates). Further, Innovid and the Innovid stockholders that are parties to the Innovid Equity Holders Support Agreements generally agreed not to solicit or engage in discussions or negotiations or other agreement concerning any alternative business transaction (other than the Transaction).
The foregoing descriptions of the Innovid Equity Holders Support Agreements do not purport to be complete and are qualified in their entirety by the terms and conditions of the applicable Innovid Equity Holders Support Agreements.
Rights Agreement
The Company has entered into an Investor Rights Agreement with ION and various other equity and warrant holders pursuant to which such parties have specified rights to require the Company to register all or a portion of their shares under the Securities Act.
Statement of Policy Regarding Transactions with Related Persons
The Company has adopted a formal written policy providing that the Company’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with the Company without the approval of the Company’s nominating and corporate governance committee, subject to certain exceptions. For more information, see the section titled Item 10. “Directors, Executive Officers and Corporate Governance”.
Director and Officer Indemnification
The current Innovid organizational documents and the indemnification agreements with current directors and officers provide for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by DGCL, subject to customary exceptions.

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees of KOST FORER GABBAY & KASIERER, a member of Ernst & Young Global, our independent registered public accounting firm, billed to us during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Fee Category
Audit Fees (1.)	$1,090	$60	$41
Audit-Related Fees (2.)	23	—	—
Tax Fees (3.)	86	—	5
Transaction-Related Fees (4.)	400	—	—
Other Fees (5.)	103	—	88
Total Fees	$1,702	$60	$134
1.Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim financial statements included in our SEC filings, and other professional services provided in connection with statutory and regulatory filings or engagements.
2.Audit-related fees consist of other audit and attest services not required by statute or regulation.
3.Tax fees consist of fees for tax-related services, including tax compliance and tax advice related to transactions.
4.Transaction-related fees consist of fees related to our SPAC transaction.
5.Other fees consist of fees related to due-diligence and IPO readiness assessment.
These fees are not representative of the fees to be billed to us as a public company and are presented solely to provide our stockholders with a basis to understand our historical relationship with KOST FORER GABBAY & KASIERER, a member of Ernst & Young Global.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage KOST FORER GABBAY & KASIERER, member of Ernst & Young Global, to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by KOST FORER GABBAY & KASIERER, member of Ernst & Young Global, has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by KOST FORER GABBAY & KASIERER, member of Ernst & Young Global, without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.
Rule 2-01(c)(7)(i)(C) of Regulation S-X provides a “de minimis” exception which waives the pre-approval requirements for non-audit services provided that: (1) all such services do not aggregate to more than five percent of total revenues paid by the audit client to its accountant in the fiscal year when services are provided, (2) such services were not recognized by the issuer to be non-audit services at the time of the engagement, and (3) such services are promptly brought to the attention of the audit committee of the issuer and approved prior to the completion of the audit by the audit committee or one or more designated representatives. During the year ended December 31, 2021 this exception was applied in relation to tax services performed at a subsidiary. Fees for such services represent less than 0.1% of fees paid during 2021 to KOST FORER GABBAY & KASIERER, member of Ernst & Young Global.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements
For a list of the financial statements included herein, see Index to Consolidated Financial Statements in this Annual Report on Form 10-K, incorporated into this Item by reference.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
3. Exhibits
See the Exhibit Index in Item 15(b) below.

(b) Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2, and Innovid. (incorporated by reference to Exhibit 2.1 of ION’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on June 29, 2021).

3.1*	Certificate of Incorporation of Innovid.
3.2	Bylaws of Innovid Corp. (incorporated by reference to Exhibit 3.2 to Innovid’s Current Report on Form 8-K (File No. 001-40048), filed with the SEC on December 6, 2021).
4.1	Specimen Common Stock Certificate of Innovid Corp. (incorporated by reference to Exhibit 4.1 of Innovid’s Current Report on Form 8-K (File No. 001-40048), filed with the SEC on December 6, 2021).
4.2	Specimen Warrant Certificate of Innovid Corp. (incorporated by reference to Exhibit 4.2 of Innovid’s Current Report on Form 8-K (File No. 001-40048), filed with the SEC on December 6, 2021).
4.3
Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of ION’s Form 8-K (File No. 333-252440), filed with the SEC on February 18, 2021).

4.4*	Description of Securities
10.1
Sponsor Support Agreement, dated as of June 24, 2021, by and among Innovid Inc., ION, Sponsor and the other parties thereto (incorporated by reference to Annex G to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-258472), filed with the SEC on November 5, 2021).

10.2
Company Stockholder Support Agreement, dated as of June 24, 2021, by and between ION and the stockholders of Innovid Inc. (incorporated by reference to Exhibit 10.3 of ION’s Form 8-K (File No. 333-252440), filed with the SEC on June 29, 2021)

10.3
Form of Subscription Agreement between ION and the PIPE Investors, dated June 24, 2021 (incorporated by reference to Exhibit 10.1 of ION’s Form 8-K (File No. 333-252440), filed with the SEC on June 29, 2021).

10.4
Form of Investor Rights Agreement, by and among the Company and certain equity holders (incorporated by reference to Annex F to ION’s proxy statement/prospectus (File No. 333-258472) filed with the SEC on November 5, 2021).

10.5
Letter Agreement, dated February 10, 2021, by and among ION, ION Holdings 2, LP, and each of the officers and directors of ION (incorporated by reference to Exhibit 10.1 of ION’s Form 8-K (File No. 333-252440), filed with the SEC on February 18, 2021).

10.6
Investment Management Trust Agreement, dated February 10, 2021, between ION and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of ION’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on February 18, 2021).

10.7
Private Placement Warrants Purchase Agreement, dated February 10, 2021, between ION and ION Holdings 2, LP (incorporated by reference to Exhibit 10.4 of ION’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on February 18, 2021).

10.8#
Form of Indemnification Agreement with Executive Officers and Directors of Innovid Corp. (incorporated by reference to Exhibit 10.8 of Innovid’s Current Report on Form 8-K (File No. 001-40048), filed with the SEC on December 6, 2021).

10.9
Form of Administrative Services Agreement between ION and ION Holdings 2, LP. (incorporated by reference to Exhibit 10.8 of ION’s Registration Statement on Form S-1 (File No. 333-251639), filed with the SEC on January 26, 2021).

10.10
Forward Purchase Agreement, dated as of January 26, 2021, by and between ION and The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd. (incorporated by reference to Exhibit 10.9 of ION’s Registration Statement on Form S-1 (File No. 333-251639), filed with the SEC on January 26, 2021).

10.11
Forward Purchase Agreement, dated as of January 26, 2021, by and between ION and ION Crossover Partners LP. (incorporated by reference to Exhibit 10.10 of ION’s Registration Statement on Form S-1 (File No. 333-251639), filed with the SEC on January 26, 2021).

10.12
FPA Termination and Release Agreement, dated as of June 24, 2021 by and between ION and ION Crossover Partners LP. (incorporated by reference to Exhibit 10.6 of ION’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on June 29, 2021).

10.13
FPA Termination and Release Agreement, dated as of June 24, 2021, by and between ION and The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd. (incorporated by reference to Exhibit 10.7 of ION’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on June 29, 2021).

10.14#	Form of Innovid Corp. Incentive Plan (incorporated by reference to Annex E to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-258472), filed with the SEC on November 5, 2021).
10.15#
Form of Innovid Corp. Employee Stock Purchase Plan (incorporated by reference to Annex D to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-258472), filed with the SEC on November 5, 2021).

10.16
Innovid Corp. Non-employee Director Compensation program (incorporated by reference to Exhibit 10.7 of Innovid Corp’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on December 6, 2021).

21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, independent registered public accounting firm, for Innovid, Corp..
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS
Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 18, 2022.

Innovid Corp.

By:	/s/ Tanya Andreev-Kaspin
Name: Tanya Andreev-Kaspin
Title: Chief Financial Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of Zvika Netter and Tanya Andreev-Kaspin, and each of them acting alone, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place, and stead, in any and all capacities, to sign any or all further amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on March 18, 2022.

Signature	Title	Date

/s/ Zvika Netter	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2022
Zvika Netter

/s/ Tanya Andreev-Kaspin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2022
Tanya Andreev-Kaspin

/s/ Gilad Shany	Director	March 18, 2022
Gilad Shany

/s/ Steven Cakebread	Director	March 18, 2022
Steven Cakebread

/s/ Michael DiPiano	Director	March 18, 2022
Michael DiPiano

/s/ Rachel Lam	Director	March 18, 2022
Rachel Lam

/s/ Jonathan Saacks	Director	March 18, 2022
Jonathan Saacks