Form 10-Q
period 2022-03-31
Innovid Corp.
filed 2022-05-10
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 132,091,610 shares of common stock as of May 6, 2022.

2

BASIS OF PRESENTATION
Unless otherwise stated in this prospectus or the context otherwise requires:
“Advertising Services” means the Company’s leading independent software platform that provides ad serving and creative services;
“APAC” means Asia-Pacific region;
“acquisition date” means the completion of the acquisition of TVS on February 28, 2022;
“CARES Act” means the Coronavirus Aid, Relief, and Economic Security Act;
“CEO” means Chief Executive Officer;
“CFC” means controlled foreign corporation;
“CFO” means Chief Financial Officer;
“Closing” means the closing of the Transaction;
“Closing Date” means the closing date of the Transaction;
“Common stock” means Innovid common stock, par value $0.0001 per share;
“Company,” “we,” “us” and “our” refers to Innovid Corp . and its subsidiaries;
“COVID-19” means the novel coronavirus which began in 2019;
“CTV” means connected TV;
“EMEA” means Europe, the Middle East and Africa region;
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
“GAAP” means accounting principles generally accepted in the United States of America;
“GILTI” means global intangible low-taxed income;
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
3

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
“Merger Sub 2” means Inspire Merger Sub 2, LLC, a Delaware Limited Liability Company and a direct wholly owned subsidiary of ION;
“Mergers” mean Merger 1 and Merger 2, collectively, of Merger Sub 1 and Merger Sub 2, respectively;
“NYSE” means the New York Stock Exchange;
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
“TVSquared” means TV Squared Limited;
“TVS” means “TVSquared”;
“UK” means United Kingdom;
“US” means United States of America;
4

“warrants” means the redeemable warrants (including those that underlie the units) that were offered and sold by ION in its initial public offering and registered pursuant to the IPO registration statement or the redeemable warrants of Innovid Corp. issued as a matter of law upon the conversion thereof following the Transaction, as context requires;
5

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of Innovid. Although Innovid believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Form 10-Q, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
• other risks and uncertainties indicated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022, including those set forth under the section titled “Risk Factors.”
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
6

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

Item 1. Financial Statements
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,441	$156,696
Trade receivables, net (allowance for doubtful accounts of $74 and $81 at March 31, 2022 and December 31 2021, respectively)	38,766	35,422
Prepaid expenses and other current assets	6,571	3,131
Total current assets	90,778	195,249
NON-CURRENT ASSETS:
Long-term deposit	303	310
Long-term restricted deposits	453	462
Property and equipment, net	6,599	4,840
Goodwill	97,202	4,555
Intangible assets, net	59,265	—
Right of use lease asset	3,497	—
Other non-current assets	542	116
Total non-current assets	167,861	10,283
TOTAL ASSETS	$258,639	$205,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	3,791	5,026
Employees and payroll accruals	10,159	7,742
Accrued expenses and other current liabilities	4,183	3,082
Current portion of long-term debt	6,000	6,000
Lease liabilities - current portion	1,681	—
Total current liabilities	25,814	21,850
NON-CURRENT LIABILITIES:
Lease liabilities - non-current portion	3,253	—
Other non-current liabilities	10,471	3,455
Warrants liability	16,185	18,972
Total non-current liabilities	29,909	22,427
TOTAL LIABILITIES	55,723	44,277
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock of $0.0001 par value - Authorized: 500,000,000 and 500,000,000 at March 31, 2022 and December 31, 2021, respectively; Issued and outstanding: 132,088,772 and 119,017,380 at March 31, 2022 and December 31, 2021, respectively	13	12
Additional paid-in capital	342,828	293,719
Accumulated deficit	(139,925)	(132,476)
Total stockholders’ equity	202,916	161,255
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,639	$205,532
The accompanying notes are an integral part of the condensed consolidated financial statement

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$25,862	$18,013
Cost of revenues	6,344	3,862
Gross profit	19,518	14,151
Operating expenses:
Research and development	7,329	5,297
Sales and marketing	10,520	6,651
General and administrative	11,466	2,391
Total operating expenses	29,315	14,339
Operating loss	(9,797)	(188)
Finance expenses, net	(2,311)	1,569
Loss before taxes	(7,486)	(1,757)
Taxes on income	(37)	179
Net loss	(7,449)	(1,936)

Accretion of preferred stock to redemption value	—	(23,728)
Net loss attributable to common stockholders	$(7,449)	$(25,664)
Net loss per stock attributable to common stockholders (1)
Basic and diluted	$(0.06)	$(1.55)
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders (1)
Basic and diluted	124,245,358	16,547,808

The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Prior period results have been adjusted to reflect the exchange of Innovid Inc’s common stock for Innovid Corp’s common stock at an exchange ratio of approximately 1.337 as a result of the Transaction. See Note 3, “Transaction and Business Combination” in the notes to the unaudited interim condensed consolidated financial statements for further details.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except stock data)

	Temporary equity		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2020	73,690,340	$86,997	16,275,609	$2	1,914,328	$(1,629)	$10	$(48,113)	$(49,730)
Accretion of preferred stock to redemption value	—	23,728	—	—	—	—	(586)	(23,142)	(23,728)
Stock-based compensation	—	—	—	—	—	—	280	—	280
Stock options exercised	—	—	761,697	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	(1,936)	(1,936)
Balance as of March 31, 2021 (unaudited)	73,690,340	$110,725	17,037,306	$2	1,914,328	$(1,629)	$10	$(73,191)	$(74,808)

	Temporary equity		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2021	—	—	119,017,380	$12	—	—	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	—	—	11,549,465	1	—	—	47,151	—	47,152
Stock-based compensation	—	—	—	—	—	—	1,496	—	1,496
Stock options exercised	—	—	1,521,927	—	—	—	462	—	462
Net loss	—	—	—	—	—	—	—	(7,449)	(7,449)
Balance as of March 31, 2022 (unaudited)	—	—	132,088,772	$13	—	—	$342,828	$(139,925)	$202,916
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(7,449)	$(1,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	182
Non-cash operating lease expense	431	—
Stock-based compensation	1,496	280
Change in fair value of warrants	(2,787)	1,349
Non-cash interest expense	—	5
Changes in operating assets and liabilities
Decrease in trade receivables, net	163	5,800
Increase in prepaid expenses and other operating assets	(1,950)	(365)
Increase/ (decrease) in trade payables	(191)	265
Increase/ (decrease) in employees and payroll accruals	1,704	(1,031)
Decrease in operating lease liabilities	(410)	—
Increase in accrued expenses and other operating liabilities	1,107	588
Net cash (used in)/ provided by operating activities	(7,213)	5,137
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(99,568)	—
Internal use software capitalization	(1,671)	—
Purchase of property and equipment	(97)	(164)
Decrease in deposits	3	11
Net cash used in investing activities	(101,333)	(153)
Cash flows from financing activities:
Repayment of acquisition liability	—	(126)
Payment of SPAC merger transaction costs	(3,180)	—
Proceeds from exercise of options	462	306
Net cash (used in)/ provided by financing activities	(2,718)	180
Increase/ (decrease) in cash, cash equivalents and restricted cash	(111,264)	5,164
Cash, cash equivalents and restricted cash at the beginning of the year	157,158	16,092
Cash, cash equivalents and restricted cash at the end of the period	$45,894	$21,256
Supplemental disclosure of cash flows activities:
(1) Cash paid during the period for:
Income taxes paid, net of tax refunds	$165	$80
Interest	$61	$60
(2) Non-cash transactions:
Business combination consideration paid in stock	$47,152	$—
Accretion of preferred stock to redemption value	$—	$23,728
Reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position
Cash and cash equivalents	45,441	20,825
Long-term restricted deposits	453	431
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$45,894	$21,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On November 30, 2021, as contemplated by the Merger Agreement, ION consummated the merger transaction contemplated by the Merger Agreement (the “Closing”), whereby (i) Merger Sub 1 merged with and into Legacy Innovid (the “First Merger”) with Legacy Innovid continuing as the surviving corporation of the First Merger, (ii) immediately following the First Merger, Legacy Innovid merged with and into Merger Sub 2 (the “Second Merger” and together with the First Merger, the “Mergers”) with Merger Sub 2 continuing as the surviving entity of the Second Merger. Immediately following the Second Merger, ION changed its name to “Innovid Corp.” In addition, ION entered into certain subscription agreements (“PIPE Investment”).The Mergers and PIPE Investment are collectively referred to as “the Transaction”. In addition, in connection with the Closing, PIPE investors purchased equity securities of Legacy Innovid Stockholders (the “Secondary Sale Transaction”) for an aggregate purchase price of $68,855 (the “Secondary Sale Amount”). See Note 3 for further details.
On February 28, 2022, the Company completed the acquisition of all outstanding shares of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. The Company acquired all of the equity of TVSquared for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement (see also Note 3).
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
Innovid Corp. has subsidiaries in the US, Israel, Argentina, the UK and Australia.
NOTE 2:- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of presentation:
The unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation have been included. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s 2021 Annual Report on Form 10-K.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2021, have been applied consistently in these unaudited interim condensed consolidated financial statements, unless otherwise stated.
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
The COVID-19 pandemic has created, and may continue to create significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s customers. Based on public reporting and the Company’s observations, some advertisers in certain industries decreased and may continue to decrease their short-term advertising spending in light of supply chain disruptions, labor shortage they may be experiencing and impacts of the inflation resulted from the macro economic conditions related to the COVID-19 pandemic. Further, other global events such as a war in the Ukraine could have an impact on the Company’s customers. This in turn could negatively impact the Company’s revenues from such advertisers.
The Company has considered the impact of COVID-19 and other global events on its estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the three-month period ended March 31, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
The Company obtained an unsecured loan of $3,516 in April 2020 due to uncertainties related to COVID-19. The loan was obtained through SVB under the PPP Loan pursuant to the CARES Act and Flexibility Act. The Company fully repaid the PPP Loan in June 2021.For more information see Note 6.
(c)Software development costs:
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to purchase and develop internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization will be presented within cost of revenues in the consolidated statements of operations. During the three-month period ended March 31, 2022 and 2021, the Company capitalized $1,671 and $0, respectively, in internal-use software cost.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(d)Business combinations:
The Company accounts for business combinations by applying the provisions of ASC 805, “Business Combination” (“ASC 805”) and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Acquisition-related expenses are expensed as incurred.
(e)Goodwill and intangible assets:
Goodwill and certain other purchased intangible assets have been recorded in the Company's consolidated financial statements as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is subject to an impairment test.
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach.
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. For the three months ended March 31, 2022 and 2021, no impairments of goodwill were recorded.
Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Intangible assets with a finite useful life are amortized over their useful life and reviewed for impairment whenever there is an indication that the asset may be impaired. For the three months ended March 31, 2022 and 2021, no impairments of intangible assets were recorded.
Technology and trade name are being amortized over the estimated useful life of approximately 6 and 8 years, respectively, using straight-line amortization method. Customer relationships are being amortized over the preliminary estimated useful life of approximately 10 years using the estimated pattern of economic benefit.
The amortization of trade name and customer relationships will be presented within sales and marketing whereas technology will be presented within cost of revenues in the condensed consolidated statement of operations.
(f)Fair value of financial instruments:
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2022
	(Unaudited)
	Level 1	Level 2	Level 3
Assets:
Money market funds	$36,620	$—	$—
Liabilities:
Warrants liability	$3,194	$—	$12,991

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,515	$—	$—
Liabilities:
Warrants liability	$3,510	$—	$15,462
The change in the fair value of the Level 3 warrant liability is summarized below:

	March 31,	December 31,	March 31,
	2022	2021	2021
	(Unaudited)		(Unaudited)
Beginning of the period	$15,462	$499	$499
Additions*	—	18,427	—
Change in fair value	(2,471)	1,616	1,349
Conversion of Legacy Innovid Warrants on the Closing of the Transaction	—	(5,080)	—
End of the period	$12,991	$15,462	$1,848
* Additions during the year ended December 31, 2021 represent Company Warrant liability assumed in the Transaction. See Note 5 for further detail.
As of March 31, 2022, the Company’s warrant liability includes warrants that were originally issued in connection with the ION IPO, which were transferred to the Company as part of the Closing. The Company Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. The Company has determined that the fair value of the Public Warrants at a specific date is determined by the closing price of the Company’s Public Warrants, traded under the symbol “CTVWS” and within Level 1 of the fair value hierarchy. The closing price of the Public Warrants was $1.01 and $1.11 as of March 31, 2022 (unaudited) and December 31, 2021, respectively. The fair value of the Public Warrants was $3,194 and $3,510 as of March 31, 2022 (unaudited) and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses, net” in the consolidated statements of operations.
The Private Placement Warrants are classified as Level 3 as of March 31, 2022 and continue to be valued using the Black-Scholes option pricing model. The fair value of the Private Placement Warrants was $12,991 and $15,462 as of March 31, 2022 (unaudited) and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses, net” in the consolidated statements of operations.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Risk-free interest rate	2.41%	1.24%
Expected dividends	—%	—%
Expected term (years)	4.7	4.9
Expected volatility	55%	55%
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
(g)Concentrations of credit risks:
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
During the three months ended March 31, 2022 and 2021, one of the Company’s customers accounted for more than 10% of the Company’s total revenues as presented below:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Customer A	10%	*)
*) less than 10%
(h)Warrants:
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480 and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(i)Revenue recognition:
The Company generates revenues from providing Advertising Services to advertisers, publishers and media agencies. The services focus on standard, interactive and data driven digital video advertising. The Company’s revenue streams are ad serving, creative and measurement services. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units. The Company also provides measurement services through access to a measurement application in real time or by delivery of a report. Measurement services relate to analytics of advertisements and campaigns.
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
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative SSP. SSP is determined using the adjusted market assessment approach and expected cost plus a margin approach.
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
Revenues related to measurement services are recognized over time or at a point in time. If the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these measurement services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer. This is the case when the customer has access to the measurement application in real time. The performance obligation is satisfied over the contract period on a straight-line basis. If the Company delivers the measurement report, the revenues are recognized at the point in time.
The Company’s accounts receivable, consist primarily of receivables related to providing ad serving, creative and measurement services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers on a monthly basis based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
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
Ad serving services were 85.1% and 93.8% of the Company’s revenues for the three-month ended March 31, 2022 (unaudited) and 2021 (unaudited), respectively. Measurement services were 10.3% and 1.1% for the three months ended March 31, 2022 (unaudited) and 2021 (unaudited), respectively. Creative services were 4.3% and 4.7% for the three months ended March 31, 2022 (unaudited) and 2021 (unaudited), respectively.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Costs to obtain a contract:
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company did not capitalize any contract costs during the periods ended March 31, 2022 (unaudited) and 2021 (unaudited), respectively.
(j)Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued the ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the previous lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Innovid adopted the standard in the first quarter of 2022 using the modified retrospective method. Results for reporting periods beginning after December 31, 2021 have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting. The cumulative effect of initially applying the new leases standard was recognized as an adjustment to the opening interim condensed consolidated balance sheet as of January 1, 2022 (unaudited).
The Company elected a package of practical expedients for leases that commenced prior to January 1, 2022 and did not reassess historical conclusions on: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases.
This standard has a significant impact on our consolidated condensed balance sheet but did not have a significant impact on the Company’s condensed consolidated statements of operations. The most significant effects relate to the recognition ROU assets and lease liabilities on interim condensed consolidated balance sheet for real estate and cars operating leases.
Upon adoption, the Company recognized lease liabilities and corresponding ROU assets, adjusted for the accrued rent and remaining lease incentives received on the adoption date, as follows:

	January 1, 2022
	(Unaudited)
	ROU assets	Lease liabilities
Real Estate	$3,878	$5,482
Cars	50	49
Total operating leases	$3,928	$5,531
Refer to Note 4 – Leases for further information related to the Company’s leases.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. Innovid adopted the standard in the first quarter of 2022. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The Company adopted the standard effective in the first quarter of 2022 on a prospective basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(k)Recently issued accounting pronouncements not yet adopted by the Company:
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
NOTE 3:- TRANSACTION AND BUSINESS COMBINATION
Business Combination
On February 28, 2022, the Company completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. The Company acquired all of the equity of TVS for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement.
The Company through this acquisition added a real-time, cross-platform service to its offerings, including measurement outcomes such as frequency and unique unduplicated reach and performance metrics. The combination of ad serving and cross-platform measurement enables the buy- and sell-sides to solve fragmentation by unlocking a complete picture of advertising and audiences across the linear TV, CTV and digital video marketplaces.
The acquisition of TVS has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed, have not yet been finalized as of March 31, 2022 (unaudited). As a result, Innovid recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (unaudited):

Total value
Cash and cash equivalents	$5,318
Accounts receivables	3,507
Other current assets	1,912
Property and equipment	154
Total tangible assets	10,891
Technology	27,675
Customer relationships	26,800
Trade name	5,300
Goodwill	92,647
Total assets acquired	163,313
Less: Deferred tax liabilities	(7,855)
Less: Other assumed liabilities	(3,420)
Net assets acquired	$152,038
Intangible assets relate to technology, trade name and customer relationship of $27,675, $5,300 and $26,800, respectively. These are being amortized over the estimated useful life of approximately 6 years, 8 years, and 11 years, respectively. The estimated fair values of identifiable intangible assets were determined using the "income approach", which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for `the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, competitive trends impacting the asset and each cash flow stream, as well as other factors.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of TVS represents the value of additional growth potential of the revenue base from the creation of a single combined global organization and synergies related to combined IT efforts for enhancement of the existing and acquired technologies . The goodwill is not deductible for tax purposes.
In addition to the purchase consideration, the Company entered into cash compensation arrangements with certain employees, which amounted to $9,500 in aggregate and are subject to certain performance and employment conditions following the acquisition date.
The Company incurred total transaction costs of $4,206 for the acquisition, of which $4,045 was included in general and administrative expenses for the three months ended March 31, 2022 (unaudited). Acquisition related costs include legal, accounting fees and other professional costs directly related to the acquisition.
Following the acquisition date, the operating results of TVS have been included in the interim condensed consolidated financial statements. For the period from the acquisition date through March 31, 2022 (unaudited), revenues attributable to TVS were $2,449 and net loss attributable to TVS were $955, inclusive of $510 of intangible asset amortization.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of Innovid and TVS for the three months ended March 31, 2022 and 2021 as if the acquisition of TVS had occurred on January 1, 2021:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$30,179	$22,513
Net loss	(4,838)	(15,988)
The unaudited pro forma interim condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Innovid and TVS. In order to reflect the occurrence of the acquisition on January 1, 2021 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired and the reclassification of acquisition-related costs incurred during the three months ended March 31, 2022 to the three months ended March 31, 2021. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company.
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
Upon the Closing of the Transaction, among other things:
All outstanding shares of Legacy Innovid common stock, Legacy Innovid redeemable convertible preferred stock, Legacy Innovid Warrants, and Secondary Sale Transaction of 6,885,486 shares to PIPE investors, were exchanged for 93,787,278 shares of common stock in Innovid Corp..

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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

The following table reconciles the elements of the Transaction to the Consolidated Statement of Cash Flows and the Consolidated Statement of Changes in Temporary Equity and Stockholders’ Equity for the year ended December 31, 2021.

Total value
Cash - ION trust account and cash, net of redemptions	$55,466
Cash - PIPE Investment, net of Secondary Sale Amount of $68,855	131,145
Less: Transaction costs paid	(31,160)
Less: Deferred underwriting fee paid	(6,199)
Proceeds from reverse recapitalization, net	149,252
Less: Accrued transaction costs not yet paid	(3,185)
Less: Company Warrant assumed as part of the Transaction	(22,791)
Plus: Transaction costs allocated to Company Warrant	2,750
Reverse recapitalization, net	$126,026
During the three-month period ended March 31, 2022, the Company paid an amount of $3,180 which reduced the accrued transaction costs not yet paid to $5.
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

NOTE 4:- LEASES
Innovid's lease portfolio primarily consists of real estate properties and vehicles. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. Innovid does not separate lease components from non-lease components.
The Company is a lessee. The Company records lease liabilities based on the present value of lease payments over the lease term. Innovid generally uses an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company's control. Innovid includes optional renewal periods in the lease term only when it is reasonably certain that Innovid will exercise its option.
Variable lease payments are primarily related to payments to lessors for taxes, maintenance, insurance and other operating costs. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company has the following operating ROU assets and lease liabilities:

	March 31, 2022
	(Unaudited)
	ROU assets	Lease liabilities
Real Estate	$3,456	$4,893
Cars	41	41
Total operating leases	$3,497	$4,934

March 31, 2022
(Unaudited)
Lease liabilities
Current lease liabilities	$1,681
Non-current lease liabilities	3,253
Total lease liabilities	$4,934
The following table summarizes the lease costs recognized in the interim condensed consolidated statement of operations:

Three months ended March 31, 2022
(Unaudited)
Operating lease cost	$475
Short term lease cost	82
Variable lease cost	4
Total lease cost	$561
As of March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases are 2.8 years and 3.2%, respectively.
The following table presents supplementary cash flow information regarding the company's operating leases:

Three months ended March 31, 2022
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$574
Right of use assets obtained in exchange for new operating lease liabilities	$—
The following table summarizes the future payments of Innovid for its operating lease liabilities:

March 31, 2022
(Unaudited)
2022 Remaining	$1,612
2023	1,951
2024	844
2025	775
Total undiscounted lease payments	$5,182
Less: Interest	(248)
Total lease liabilities - operating	$4,934

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
NOTE 5:- WARRANTS LIABILITY
Company Warrants
As of March 31, 2022, the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
If the Company calls these Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.
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
The Company Warrants’ fair value as of March 31, 2022 (unaudited) and December 31, 2021 was $16,185 and $18,972, respectively.
The unrealized gain from changes in the fair value of the Company Warrants for the three-month period ended March 31, 2022 (unaudited) was $2,787.
NOTE 6:- CREDIT LINE AND OTHER BORROWINGS
Credit Line:
In 2016, the Company entered into additional modifications to the credit line agreement dated 2012 , pursuant to which certain conditions were amended and the Maturity Date had been extended to October 21, 2018 and the line of credit increased from $6,500 to $10,000.
On April 7, 2017, the Company utilized $5,000 of the line of credit. The credit installments bear US dollar denominated interest at an annual rate equal to .75%-1% plus a prime rate on the outstanding principal of each credit installment. The balance owing as of December 31, 2017 was $5,000.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
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
As of March 31, 2022, the outstanding balance of the credit line was in the amount of $6,000.
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
During the quarter ended March 31, 2022, the Company continued utilizing $6,000 of a $15,000 credit line which was drawn during 2020. As of March 31, 2022, the covenants under the Agreement were not changed from the amended Agreement. The Company is in compliance with all the covenants.
PPP Loan:
In April, 2020, the Company obtained an unsecured loan of $3,516 through SVB under the PPP Loan.
In May, 2020, the Company entered into the Grant Agreement with SSIG to receive $504 from SSIG, a related party of one of the Company’s investors, for the purpose of a partial repayment of the PPP Loan.
In June, 2021, the Company repaid the outstanding balance of the PPP Loan of $3,012.
Interest expenses for the Credit Line and PPP Loan for the three months ended March 31, 2022 and 2021 were $61 and $67, respectively, and were recorded in finance expenses, net in the consolidated statements of operations.
NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES
(a)Pledges and bank guarantees:
1.In conjunction with the Agreement and its amendments (see Note 6), Innovid pledged 65,000 common stock of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $847 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.
(b)Legal contingencies:
On March 4, 2022 Nielsen, LLC filed suit against TVS in the United States District Court for the Western District of Texas alleging infringement of US Patent No. 10,063,378. TVS response to the complaint is due on June 15, 2022. The complaint has not been served, no schedule for the litigation or for trial has been set, and the plaintiff has not specified the amount sought in the litigation.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
NOTE 8:- STOCK-BASED COMPENSATION
Stock-based compensation expense is principally related to awards issued pursuant to the Legacy Innovid Stock Option Plan (“Legacy Plan”) and 2021 Innovid Corp. Incentive Plan (“2021 Plan”) and is summarized as follows:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cost of goods sold	$105	$5
Research and development	479	51
Sales and marketing	580	87
General and administrative	399	118
Total	$1,563	$261
In connection with the awards granted to service providers and non-employee consultants, during the three months ended March 31, 2022 (unaudited) and 2021 (unaudited), the Company recorded stock compensation expenses in the amount of $29 and $19, respectively. Majority of these expenses were recorded in general and administrative expenses.
Stock Options
Stock options may be granted to officers, directors, employees and non-employee consultants of the Company. Each option granted under the Plan expires no later than 10 years from the date of grant. The options vest usually over four years from commencement of employment or services. Any options, which are forfeited or not exercised before expiration, become available for future grants.
During the three months ended March 31, 2022 (unaudited), in connection with the TVS acquisition, Innovid issued 949,893 stock options to holders of TVS options for replacement options. These options were fully vested upon issuance due to acceleration upon acquisition and therefore do not require future service for vesting. The Company attributed a total amount $152 to post acquisition service and recorded as stock compensation expenses immediately after the acquisition closed. Refer to Note 3 for additional information regarding the TVS acquisition.
A summary of the employees’ stock option activity under the Legacy Plan for the three months ended March 31, 2022 is as follows:

	Three months ended March 31, 2022
	(Unaudited)
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	11,122,648	$0.82	6.87	$64,818
Transfer between employee and consultant	40,118	0.64
Granted in acquisition	949,893	0.31
Forfeited	(16,053)	1.81
Expired	(7,830)	0.61
Exercised	(1,452,971)	0.30
Outstanding at end of period	10,635,805	$0.84	7.70	$55,276
Exercisable options at end of period	7,122,369	$0.56	7.25	$39,000

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the consultants’ stock option activity under the Legacy Plan for the three months ended March 31, 2022 is as follows:

	Three months ended March 31, 2022
	(Unaudited)
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	179,627	$0.31	2.34	$1,139
Transfer between employee and consultant	(40,118)	0.64
Exercised	(69,298)	0.30
Outstanding at end of period	70,211	$0.49	5.01	$390
Exercisable options at end of period	60,516	$0.45	4.49	$338
As of March 31, 2022 (unaudited), the Company had approximately $3,735 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.19 years.
Restricted Stock Units
Restricted Stock Units (“RSUs”) may be granted to officers, directors, employees and non-employee consultants of the Company, and generally vest over a three- or four-year period.
During the three months ended March 31, 2022, primarily in connection with the Company's transition to its next life-cycle stage post Transaction, Innovid granted for the first time 7,113,780 and 169,287 RSUs to employees and non-employee consultants, respectively, with a weighted-average grant-date fair value of $6.60. The number of RSUs vested and forfeited during the period was 0 unit and 18,153 units, respectively. As of March 31, 2022, $46,922 of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.76 years.
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.

NOTE 9:- INCOME TAX
As part of the TVS acquisition, the Company recorded uncertain tax positions on its US operations for $1,933 through goodwill. The existing uncertain tax position reserves with respect to the Israeli subsidiary was impacted by the expiration of the 2016 statute of limitation by $118 benefit and changes related to interest rates. The overall impact on the tax expense for this period is not material.
NOTE 10:- SEGMENT REPORTING
The Company operates as one operating segment, which primarily focuses on advertising, measurement and creative services. Our CEO , is the chief operating decision-maker, manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and R&D projects based on needs and, as necessary, reallocate resources among the Company’s internal priorities and external opportunities to best support the long-term growth of the business.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Revenue by geographical location are as follows:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
US	$23,383	$16,427
Canada	188	136
APAC	931	601
EMEA	1,129	504
LATAM	231	345
Total revenues	$25,862	$18,013
The Company’s long-lived tangible assets by geographical location is as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Israel	$3,315	$1,495
US	5,839	3,051
Rest of the World	942	294
Total	$10,096	$4,840

NOTE 11:- BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Numerator:
Net loss	(7,449)	(1,936)
Accretion of preferred stock to redemption value	—	(23,728)
Net loss attributable to common stockholders - basic and diluted	$(7,449)	$(25,664)
Denominator:
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders	124,245,358	16,547,808
Net loss per stock attributable to common stockholders – basic and diluted	$(0.06)	$(1.55)
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Preferred stock	—	73,690,340
RSU outstanding	7,264,914	—
Options outstanding	10,706,016	12,306,372
Warrants outstanding	10,222,500	680,271

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q contains forward-looking statements rather than historical facts that involve risks and uncertainties. You can identify these statements by the use of forward- looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition. However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition. The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Company Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV ads across CTV, mobile TV and desktop TV environments. As of March 31, 2022, over 50% of the top 200 brands by TV US advertising spend according to Kantar Media and Winmo are utilizing our platform in their advertisement delivery infrastructure. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. Our acquisition of TVSquared, an independent global measurement and attribution platform for CTV, will allow us to capitalize further on the growth of CTV by enabling us to create a new independent currency-grade standard for cross-platform TV measurement, powered by the scale and automation of a global ad server.
Innovid’s purpose-built CTV infrastructure platform is comprised of three key offerings: Ad Serving Solutions, Creative Personalization Solutions and Measurement Solutions, which now includes TVSquared. Our software-based platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including demand side platforms such as The Trade Desk and Amobee; supply side platforms such as Magnite and Verizon Media; publishers such as Hulu and Peacock; and end user devices such as Amazon Fire and Samsung Smart TV. Our offering encompasses independent global ad serving, data-driven personalization, and new forms of measurement designed to connect all channels in a clean, comparable, and privacy-compliant manner. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions or facilitate the purchasing of advertisement inventory. Because we do not make ad buying or selling decisions we are able to maintain our independence and remain free of potential buying conflicts.
We target clients comprised of the largest global TV advertisers. As of March 31, 2022, our blue-chip advertiser client base included over 50% of the top 200 brands by TV US advertising spend according to Kantar Media and Winmo. In addition we work closely with the top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos., and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, financial services, automotive, and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure.
Innovid serves customers globally through a delivery footprint covering over 70 countries, including the US, UK, Mexico, Argentina, Colombia, Singapore, Japan and Australia. In the three months ended March 31, 2021 and 2022, respectively, non-US customers generated approximately 9% and 10% of the total revenue.
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

Business Combination
On February 28, 2022, we completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. We acquired all of the equity of TVS for an aggregate amount of $100.0 million in cash, 11,549,465 shares of the Company common stock, and the issuance of 949,893 fully vested stock option subject to certain adjustments.
Through this acquisition we added a real-time, cross-platform service to our offerings, including measurement of outcomes such as frequency and unique unduplicated reach and performance metrics. The combination of ad serving and cross-platform measurement enables the buy- and sell-sides to solve fragmentation by unlocking a complete picture of advertising and audiences across the linear TV, CTV and digital video marketplaces.
The Transaction
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd., a special purpose acquisition company, in Cayman Islands on November 23, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities.
On November 30, 2021 ION and Innovid Inc. closed the transaction. Through several mergers and a name change, Innovid Corp. was formed. ION entered into certain subscription agreements in June and October 2021 (“PIPE Investment”). The Mergers and PIPE Investment are collectively referred to as “the Transaction”. Innovid Corp. is the public company entity which continues Legacy Innovid’s operating activity.
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
COVID-19 and Other Global Events
The COVID-19 pandemic has created, and may continue to create significant uncertainty in macroeconomic conditions, and the extent of its impact on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers. Based on public reporting and our observations, some advertisers in certain industries decreased and may continue to decrease their short-term advertising spending in light of supply chain disruptions, labor shortage they may be experiencing and impacts of the inflation resulted from the macro economic conditions related to the COVID-19 pandemic. Further, other global events such as a war in the Ukraine could have an impact our customers. This in turn could negatively impact our revenues from such advertisers.
We have considered the impact of COVID-19 and of other global events on our estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the three months ended March 31, 2022. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
We obtained an unsecured loan of $3.5 million in April 2020 due to uncertainties related to COVID-19. The loan was obtained through SVB under the PPP Loan pursuant to the CARES Act and the Flexibility Act. In May 2020, we received $0.5 million from SSIG, a related party of one of our investors, for the purpose of a partial repayment of the PPP Loan. We have since repaid the PPP Loan in the amount of $3.0 million in June 2021. For more detail refer to our unaudited condensed consolidated financial statements presented in Item 1. “Financial Statements and Supplementary Data”.
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
CTV accounted for 49% of all video impression volume served in the three months ended March 31, 2022, up from 46% in the three months ended March 31, 2021, and grew 36% year-over-year. Mobile increased 22% year-over-year and accounted for 38%, and desktop increased 20% and accounted for 13% video impressions served by Innovid.
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
Seasonality: We experience fluctuations in revenues that coincide with seasonal fluctuations in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers often allocate the largest portion of their media budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenues while the first quarter typically reflects our lowest level of revenues. We expect our revenues to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business. However, this traditional seasonality may also be impacted by certain external factors or major events that impact traditional television advertising patterns, such as the COVID-19 pandemic or other global events.
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
Revenues
We generate revenues from providing Advertising Services to our customers: advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Our major revenue stream is ad serving, We also provide creative and measurement services.

Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units. Measurement services, which have been augmented by the acquisition of TVS, provide real-time, cross-platform analysis, including measurement and outcomes such as reach, frequency and unique unduplicated reach, as well as performance metrics.
We generate the majority of our revenues from the sale and delivery of our products within the US. For information with respect to sales by geographic markets, refer to Note 10, “Segment Reporting” to our unaudited condensed consolidated financial statements presented in Item 1. “Financial Statements and Supplementary Data”. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
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

Results of Operations
Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three months ended March 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$25,862	100%	$18,013	100%
Cost of revenues	6,344	25%	3,862	21%
Gross profit	19,518	75%	14,151	79%
Operating expenses:
Research and development	7,329	28%	5,297	29%
Sales and marketing	10,520	41%	6,651	37%
General and administrative	11,466	44%	2,391	13%
Total operating expenses	29,315	113%	14,339	80%
Operating profit (loss)	(9,797)	(38)%	(188)	(1)%
Finance expenses, net	(2,311)	(9)%	1,569	9%
Income (loss) before taxes	(7,486)	(29)%	(1,757)	(10)%
Taxes on income	(37)	—%	179	1%
Net loss	$(7,449)	(29)%	$(1,936)	(11)%
Revenues
The growth and scaling of CTV was the key driver of Innovid’s revenue growth. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers.
Total revenue increased by 44% year-over-year, from $18.0 million in the three months ended March 31, 2021 to $25.9 million in the three months ended March 31, 2022. 9% of total quarterly revenue, $2.4 million, was attributed to TVS, following the acquisition closing on February 28, 2022.
Revenue excluding TVS was $23.4 million in the three months ended March 31, 2022, an increase of 30% from the three months ended March 31, 2021, driven primarily by growth in ad impressions delivered on our platform for both existing and new clients.
There was no meaningful impact of changes in average cost per impression on total revenue.
For each of the three months ended March 31, 2021 and 2022, we generated our revenues from ad serving, creative and measurement services. Our customers use our platform for creation, delivery and measurement of advertisements across various device types and digital formats across various geographic regions.
Cost of revenues

	Three months ended March 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$6,344	25%	$3,862	21%	$2,482	64%
Cost of revenue increased by $2.5 million, or 64%, from $3.9 million in the three months ended March 31, 2021 to $6.3 million in the three months ended March 31, 2022, primarily driven by a $0.7 million increase in serving and hosting fees and a $1.2 million increase in personnel costs due to a higher headcount, both to support our increased volumes. In addition, Cost of revenue in the three months ended March 31, 2022 has included $0.4 million of intangible asset amortization expense related to TVSquared technology.

Research and development

	Three months ended March 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$7,329	28%	$5,297	29%	$2,032	38%
Research and development expenses increased by $2.0 million, or 38%, from $5.3 million in the three months ended March 31, 2021 to $7.3 million in the three months ended March 31, 2022. The increase was primarily due to an increase of $3 million in personnel costs and an increase of $0.2 million in technology infrastructure and hosting fees, both to support our platform enhancement and maintenance work as well as our product research efforts. In addition, there was a $0.4 million increase in share-based compensation due to increase in headcount, value of our underlying common stock, vesting acceleration for several awards and Restricted Stock Units (“RSUs”) that were granted to employees. The increases were partially offset by a $1.7 million capitalization of research and development expenses.
Sales and marketing

	Three months ended March 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$10,520	41%	$6,651	37%	$3,869	58%
Sales and marketing expenses increased by $3.9 million, or 58%, from $6.7 million in the three months ended March 31, 2021 to $10.5 million in the three months ended March 31, 2022. The increase was driven primarily by a $0.7 million increase in commission costs due to higher revenues and an increase in personnel costs of $2.3 million, an increase in marketing costs of $0.3 million and a $0.2 million increase in professional fees, all to support our long-term growth strategy. In addition, there was a $0.5 million increase in share-based compensation due to increase in headcount, value of our underlying common stock and RSUs that were granted to employees.
General and administrative

	Three months ended March 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$11,466	44%	$2,391	13%	$9,075	380%
General and administrative expenses increased by $9.1 million, or 380%, from $2.4 million in the three months ended March 31, 2021 to $11.5 million in the three months ended March 31, 2022. The increase was primarily due an increase in professional fees of $6 million primarily related to the acquisition of TVS, and an increase in personnel costs of $1.6 million related to the expansion of our operations. There was also a $1 million increase in Directors and Officers insurance expense during the period.
Finance expenses, net

	Three months ended March 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses, net	$(2,311)	(9)%	$1,569	9%	$(3,880)	(247)%
Finance expenses decreased by $3.9 million, or 247%, from $1.6 million in the three months ended March 31, 2021 to $(2.3) million in the three months ended March 31, 2022. The decrease was driven primarily by a decrease of $2.7 million in warrants valuation as a result of market volatility impacting Company’s share price which is an underlying input for the valuation. Additionally, $1.3 million of Legacy Innovid warrants were converted into the Company’s common stock on the Closing of the Transaction in November 2021.

Taxes on income

	Three months ended March 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$(37)	—%	$179	1%	$(216)	(121)%
Tax expense decreased by $0.2 million, or 121%, from $0.2 million in the three months ended March 31, 2021 to $(0.04) million in the three months ended March 31, 2022. The decrease is primarily due to changes in pre-tax book income, changes in uncertain tax positions and tax benefit related to the acquisition of TVS.
Liquidity and Capital Resources
We have financed our operations, business acquisition and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the Transaction, as well as borrowings under our credit facilities.
As of March 31, 2022, we had cash, cash equivalents and restricted cash of $45.9 million and net working capital, consisting of current assets less current liabilities, of $65.0 million. We paid net cash consideration of approximately $99.6 million for the acquisition of TVS. As of March 31, 2022, we had an accumulated deficit of $139.9 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
We believe our existing cash and cash equivalents, together with anticipated net cash provided by operating activities and available borrowings under our credit facility, will be sufficient to meet our cash needs and working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current economic conditions may have on our working capital requirements. To date, the COVID-19 pandemic and other global events have not had a material negative impact on our cash flow or liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors.
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
Revolving Line of Credit
In 2016, we entered into additional modifications to the credit line agreement dated 2012 , pursuant to which certain conditions were amended, the Maturity Date was extended to October 21, 2018 and the line of credit was increased from $6.5 million to $10.0 million.
On April 7, 2017, we utilized $5.0 million of the line of credit. The credit installments bear US dollar denominated interest at an annual rate equal to 0.75% to 1% plus a prime rate on the outstanding principal of each credit installment. The balance owing as of December 31, 2017, was $5.0 million.
On October 20, 2018, we entered into additional modifications to the credit agreement, pursuant to which certain conditions were amended and the Maturity Date was extended to December 31, 2018.
On December 26, 2018, we entered into an amended and restated Agreement (the “A&R Agreement”), pursuant to which certain conditions were amended, the Maturity Date was extended to December 26, 2020 and the line of credit was increased from $10.0 million to $12.0 million.
On September 1, 2018 we utilized an additional $1.0 million of the line of credit. The credit installments bore US dollar denominated interest at an annual rate equal to 0.75% to 1% plus a prime rate on the outstanding principal of each credit installment. The Maturity Date was December 26, 2020. The balance owing as of December 31, 2018, was $6.0 million.

On November 30, 2019, we fully repaid the outstanding balance of the credit line in the amount of $6.0 million.
During 2020, we fully drew down on our $12.0 million credit line. As of December 31, 2020, we had repaid $6.0 million, leaving a balance of $6.0 million. On December 29, 2020, we entered into additional modifications to the A&R Agreement, pursuant to which certain conditions were amended and the Maturity Date was extended to December 29, 2022, and the line of credit increased to $15.0 million.
As of March 31, 2022, the outstanding balance of the credit line was in the amount of $6.0 million. The credit installments bear US dollar denominated interest at an annual rate equal to 0.75% to 1% plus a prime rate on the outstanding principal of each credit installment. We were in compliance with all the covenants, including by maintaining an adjusted quick ratio of at least 1.20:1.00. As defined in the A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” is our unrestricted cash plus accounts receivable, net, determined according to US GAAP.
During the three months ended March 31, 2022, we continued utilizing $6.0 million of a $15.0 million credit line which was drawn during 2020. As of March 31, 2022, the covenants under the Agreement were not changed from the amended Agreement. We are in compliance with all the covenants.
Interest expenses for the three months ended March 31, 2022 and 2021 were $0.1 million and $0.1 million, respectively. They were recorded in the “Finance expenses, net” in the unaudited interim condensed consolidated statements of operations.
Cash Flows
Three months ended March 31, 2022 compared to the three months ended March 31, 2021
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2022	2021
Net cash (used in)/ provided by operating activities	$(7,213)	$5,137
Net cash used in investing activities	(101,333)	(153)
Net cash (used in)/ provided by financing activities	(2,718)	180
Increase in cash, cash equivalents and restricted cash	$(111,264)	$5,164
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
For the three month period ended March 31, 2022, net cash used in operating activities was $7.2 million compared to net cash provided by operating activities of $5.1 million for the three month period ended March 31, 2021. The increase in net cash used in operating activities was primarily attributable to an increase in net loss resulting from increased professional fees and personnel costs related to the expansion of our operations and non-recurring transaction costs related to the acquisition of TVS, partially offset by improvement in working capital management and non-cash adjustments. Our non-cash adjustments decreased by $2.0 million mostly driven by decrease in valuation of warrants due to changes in our stock market price, offset by an increase in stock based compensation as a result of RSUs granted in 2022.
The changes in our working capital compared to the prior period in the amount of $4.8 million were primarily the result of a decrease in trade receivables while the revenue and operating activities had increased compared to prior period due to an improvement in the customer collection period. The changes in working capital were also related to an increase in accrued liabilities due to the timing of payments for personnel costs, increased prepaid insurance premium after the Company had become a public company, increased expenses related to the preparation of public filings and business combination activities, and changes due to the acquisition of TVS.

Investing Activities
For the three month period ended March 31, 2022, we used $101.3 million of net cash in investing activities, primarily driven by cash consideration paid to acquire TVS offset by cash acquired of $99.6 million and the investment in software development work of $1.7 million.
For the three month period ended March 31, 2021, we used $0.2 million of net cash in investing activities, primarily consisting of purchases of property and equipment.
Financing Activities
For the three month period ended March 31, 2022, net cash used in financing activities of $2.7 million was due to payment of SPAC merger transaction costs of $3.2 million, partially offset by proceeds received for exercises of options in the amount of $0.5 million.
For the three month period ended March 31, 2021, net cash provided by financing activities of $0.2 million was primarily due to proceeds received for exercises of options.

Contractual Obligations and Known Future Cash Requirements
Pledges and Bank Guarantees
In connection with the Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.8 million of pledged bank deposits as of March 31, 2022. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our office lease agreements in the US as of March 31, 2022.
Legal contingencies
On March 4, 2022, Nielsen, LLC filed suit against TVS in the United States District Court for the Western District of Texas alleging infringement of US Patent No. 10,063,378. TVS response to the complaint is due on June 15, 2022. The complaint has not been served, no schedule for the litigation or for trial has been set, and the plaintiff has not specified the amount sought in the litigation.
Cash compensation arrangements
In addition to the purchase consideration for the acquisition of TVS, we entered into cash compensation arrangements with certain employees, which amounted to $9.5 million in aggregate and are subject to certain performance and employment conditions following the closing of the acquisition.

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

	Three months ended March 31,
	2022	2021
Net (loss)/income	$(7,449)	$(1,936)
Net loss margin	(29)%	(11)%
Depreciation and amortization	673	182
Stock-based compensation	1,592	280
Finance expense, net (a)	(2,311)	1,569
Transaction related expenses (b)	228	—
Acquisition related expenses (c)	4,203	—
Other (d)	92	153
Taxes on income	(37)	179
Adjusted EBITDA	$(3,009)	$427
Adjusted EBITDA margin	(12)%	2%

(a) Finance expense, net consists mostly of remeasurement expense related to our Argentinian subsidiary’s monetary assets, liabilities and operating results, our interest expense and revaluation of our warrants.
(b) Transaction related expenses consist of professional fees associated with the SPAC merger transaction and PIPE related SEC filings.
(c) Acquisition related expenses consists of professional fees associated with the acquisition of TVS.
(d) For the three months ended March 31, 2022, other consists of tax expense related to the exercise of stock options by a former employee. For the three months ended March 31, 2021, other consists predominantly of the loss related to a one-time loss from sale of fixed assets in our Israeli subsidiary.
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
•they do not reflect one-time, non-recurring costs associated with the SPAC merger transaction and regulatory filings;
•they do not reflect income tax expense;
•they do not reflect our interest expense; and

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

Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes to consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the ongoing and potential impacts of the COVID-19 pandemic and other global events. Actual results may differ from these estimates.
While our significant accounting policies are described in more detail in Note 2 of our unaudited interim condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data”, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our interim condensed consolidated financial statements.
Revenue Recognition
The Company generates revenues from providing Advertising Services to advertisers, publishers and media agencies. The services focus on standard, interactive and data driven digital video advertising. The Company’s revenue streams are ad serving, creative and measurement services. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units. The Company also provides measurement services through access to a measurement application in real time or by delivery of a report. Measurement services relate to analytics of advertisements and campaigns.
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
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative SSP. SSP is determined using the adjusted market assessment approach and expected cost plus a margin approach.
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

Revenues related to measurement services are recognized over time or at a point in time. If the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these measurement services are recognized over the period during which the performance obligations are satisfied and control of the service is transferred to the customer. This is the case when the customer has access to the measurement application in real time. The performance obligation is satisfied over the contract period on a straight-line basis. If the Company delivers the measurement report, the revenues are recognized at the point in time the report is delivered.
The Company’s accounts receivable consist primarily of receivables related to providing ad serving, creative and measurement services, in which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers on a monthly basis based on actual delivery. The payment terms vary, mainly with terms of net 60 days or less.
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
The Private Placement Warrants are classified as Level 3 in the fair value hierarchy and continue to be valued using the Black-Scholes option pricing model. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses, net” in the consolidated statements of operations.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Goodwill and intangible assets
Goodwill and certain other purchased intangible assets have been recorded in the Company’s consolidated financial statements as a result of the acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is subject to an impairment test.
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
Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Intangible assets with a finite useful life are amortized over their useful life and reviewed for impairment whenever there is an indication that the asset may be impaired.
Technology and trade name are being amortized over the estimated useful life of approximately 6 and 8 years, respectively, using straight-line amortization method. Customer relationships are being amortized over the preliminary estimated useful life of approximately 10 years using the estimated pattern of economic benefit.
The amortization of our trade name and our customer relationships will be presented within sales and marketing whereas technology amortization will be presented within cost of revenues in the condensed consolidated statement of operations.
Software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to purchase and develop internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software. Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization will be presented within cost of revenues in the consolidated statements of operations.

Recent Accounting Pronouncements
For information on recent accounting standards, see “Part I - Item 1. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide this information.
Item 4. Controls and Procedures
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
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
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
On March 4, 2022, Nielsen, LLC filed suit against TVS in the United States District Court for the Western District of Texas alleging infringement of US Patent No. 10,063,378. TVS response to the complaint is due on June 15, 2022. The complaint has not been served, no schedule for the litigation or for trial has been set, and the plaintiff has not specified the amount sought in the litigation.
Item 1A. Risk Factors
Except as described below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2021 Annual Report on Form 10-K.
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
Innovid explores, on an ongoing basis, potential acquisitions of additional businesses, products, solutions, technologies or teams. If Innovid identifies an appropriate acquisition candidate, it may not be successful in negotiating the terms and/or financing of the acquisition, and its due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product, solution or technology, including issues related to intellectual property, product quality or architecture, employees or clients, regulatory compliance practices or revenue recognition or other accounting practices. Any acquisition or investment may require Innovid to use significant amounts of cash, issue potentially dilutive equity securities or incur debt, contingent liabilities or amortization of expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm its financial condition or results. In addition, acquisitions, including Innovid’s recent acquisitions, involve numerous risks, any of which could harm its business, including:
• difficulties or delays in integrating the operations, technologies, services and personnel of acquired businesses, especially if those businesses operate outside of Innovid’s core competency;
• the need to integrate operations across different geographies, cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
• cultural challenges associated with integrating employees from the acquired company into Innovid’s organization;
• ineffectiveness, lack of scalability or incompatibility of acquired technologies or services;
• potential loss of key employees of acquired businesses;
• inability to maintain the key business relationships and the reputation of acquired businesses;
• failure to successfully further develop the acquired technology in order to recoup Innovid’s investment;
• unfavorable reputation and perception of the acquired product or technology by the general public;
• diversion of management’s attention from other business concerns, decreasing the time it will have to serve existing customers, attract new customers and develop new services or strategies;
• liability or litigation for activities of the acquired business, including claims from terminated employees, clients, former shareholders or other third parties;
• implementation or remediation of controls, practices, procedures and policies at acquired businesses, including the costs necessary to establish and maintain effective internal controls; and
• increased fixed costs.

There can be no assurance that Innovid will be able to successfully integrate the businesses that it acquires, including TVSquared, realize anticipated growth opportunities and cost synergies or that it will be able to leverage the acquired commercial relationships, products or technologies in the manner it anticipates. If Innovid is unable to successfully integrate the businesses it has acquired or any business, product, solution or technology it acquires in the future, its business and results of operations could suffer, and it may not be able to achieve its business and growth objectives.
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
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism including the ongoing conflict between Russia and Ukraine and other escalating global tensions that could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations.
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
Innovid operates in a rapidly evolving industry. Innovid’s ability to forecast its future operating results is subject to a number of uncertainties, including its ability to plan for and model future growth in both its business and the digital advertising market. The continued unpredictability of the COVID-19 pandemic and other macroeconomic trends on Innovid’s customers makes projecting growth and market opportunity particularly difficult. For example, certain industries served by Innovid have experienced growth during the COVID-19 pandemic while others have struggled. Furthermore the COVID-19 pandemic has recently led to supply chain disruptions across the globe - the impact of these disruptions on Innovid’s customers and, ultimately, their use of Innovid’s services is inherently difficult to predict and subject to rapid change. There is no guarantee that our operations will not be materially adversely affected in the future if the supply chain interruptions intensify. If the COVID-19 pandemic and other related macroeconomic trends continue for a prolonged duration, our customers may be unable to perform fully on their contracts, which will likely result in reduction in revenue. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a further decline in the demand for our services, risks to employee health and safety, risks to the deployment of our services and reduced sales in geographic locations impacted. Innovid is subject to risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, including challenges in forecasting accuracy, determining the appropriate nature and levels of investments, assessing appropriate returns on investments, achieving market acceptance of its existing and future offerings, managing buyer implementations, and developing new solutions. If Innovid’s assumptions regarding these uncertainties, which it regularly uses to plan, are incorrect or fail to appropriately capture market changes, or if Innovid does not address these risks successfully, its operating and financial results could differ materially from its expectations and its business could suffer. Innovid’s past revenue growth is not indicative of its future performance. In future periods, Innovid’s revenue could decline or grow more slowly than it expects. Innovid believes the growth of its revenue depends on a number of factors, including its ability to:
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
Also, various macroeconomic factors could cause advertisers to reduce the advertising budgets of Innovid’s customers, including adverse economic conditions, pandemics (including COVID-19), terrorism, and general uncertainty about economic recovery or growth, particularly in North America, Europe, and Asia, where Innovid does most of its business, instability in political or market conditions generally, and any changes in the tax treatment of advertising expenses and the deductibility thereof. Reductions in overall advertising spending as a result of these factors could make it difficult to predict Innovid’s revenue and could adversely affect its business, results of operations, and financial condition. Supply chain disruptions and concerns regarding the continued pace of economic recovery following the COVID-19 pandemic have led some advertisers in certain industries that have experienced supply chain issues, rising commodity prices and inventory and labor shortages to reduce advertising spending. We cannot predict how evolving events related to such macroeconomic trends following the COVID-19 pandemic will continue to affect advertiser behavior in the future and any reduction in advertising spending could negatively impact Innovid’s results of operations.
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers or if increased prices may lead to decreased advertising spending by our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, pressure to our business generation and cost of business. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 28, 2022, we issued 11,549,465 shares of common stock to certain stockholders of TVSquared concurrently with the completion of our acquisition of TVSquared.

We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.
Use of Proceeds
On November 30, 2021, Innovid, Inc. consummated the Merger Agreement dated June 24, 2021, with Innovid surviving the merger. Approximately $149.3 million in cash proceeds were received net of transaction costs paid. On February 28, 2022, the Company completed the acquisition of TVS. The Company acquired all of the equity of TVS for an aggregate amount of $100.0 million in cash, 11,549,465 shares of the Company common stock, and the issuance of 949,893 fully vested stock option of the Company, subject to certain adjustments as defined in the Stock Purchase Agreement. For greater detail, see Note 3, “Transaction and Business Combination" to our unaudited interim condensed consolidated financial statements included under Item 1, " Financial Statements and Supplementary Data.”
The remainder of the proceeds from the Transaction is being used to fund our operations.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2, and Innovid. (incorporated by reference to Exhibit 2.1 of ION’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on June 29, 2021).

3.1	Certificate of Incorporation of Innovid.
3.2	Bylaws of Innovid Corp. (incorporated by reference to Exhibit 3.2 to Innovid’s Current Report on Form 8-K (File No. 001-40048), filed with the SEC on December 6, 2021).
4.1	Specimen Common Stock Certificate of Innovid Corp. (incorporated by reference to Exhibit 4.1 of Innovid’s Current Report on Form 8-K (File No. 001-40048), filed with the SEC on December 6, 2021).
4.2	Specimen Warrant Certificate of Innovid Corp. (incorporated by reference to Exhibit 4.2 of Innovid’s Current Report on Form 8-K (File No. 001-40048), filed with the SEC on December 6, 2021).
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

INNOVID CORP.

Date: May 10, 2022	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: May 10, 2022	By:	/s/ Tanya Andreev-Kaspin
Tanya Andreev-Kaspin
Chief Financial Officer