Form 10-Q
period 2022-06-30
Innovid Corp.
filed 2022-08-10
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 132,443,951 shares of common stock as of August 8, 2022.

BASIS OF PRESENTATION
Unless otherwise stated in this prospectus or the context otherwise requires:
“Advertising Services” means ad serving, creative and measurement services;
“APAC” means Asia-Pacific region;
“acquisition date” means the completion of the acquisition of TVS on February 28, 2022;
“CARES Act” means the Coronavirus Aid, Relief, and Economic Security Act;
“CEO” means Chief Executive Officer;
“CFO” means Chief Financial Officer;
“Closing” means the closing of the Transaction;
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
“US GAAP” means accounting principles generally accepted in the United States of America;
“Innovid” or “Innovid Corp.” means Innovid Corp., a Delaware corporation;
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
“Merger Sub 2” means Inspire Merger Sub 2, LLC, a Delaware Limited Liability Company and a direct wholly owned subsidiary of ION;
“Mergers” mean Merger 1 and Merger 2, collectively, of Merger Sub 1 and Merger Sub 2, respectively;
“NYSE” means the New York Stock Exchange;

“Nielsen Claim” a lawsuit filed in the United States District Court for the Western District of Texas on March 4, 2022, by Nielsen, LLC suit against TVS alleging infringement of US Patent No. 10,063,378.
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
“TVSquared” or “TVS” means TV Squared Limited;
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
Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should therefore not place undue reliance on these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
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
• the impact of the COVID-19, related supply chain issues and an increased rate of inflation;
• the continued acceptance of digital advertising by consumers and the impact of opt-in, opt-out or ad-blocking technologies;
• Innovid’s ability to scale its platform and infrastructure to support anticipated growth and transaction volume;
• the impact of increasing competition in the digital advertising space, including with competitors who have significantly more resources;
• other risks and uncertainties indicated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 18, 2022 (the “2021 Annual Report”), including those set forth under the section titled “Risk Factors.”
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

Part I
Item 1. Financial Statements
INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,024	$156,696
Trade receivables, net (allowance for doubtful accounts of $69 and $81 at June 30, 2022 and December 31 2021, respectively)	43,553	35,422
Prepaid expenses and other current assets	5,247	3,131
Total current assets	92,824	195,249
NON-CURRENT ASSETS:
Long-term deposit	312	310
Long-term restricted deposits	411	462
Property and equipment, net	8,862	4,840
Goodwill	114,608	4,555
Intangible assets, net	35,135	—
Operating lease right of use asset	3,069	—
Other non-current assets	625	116
Total non-current assets	163,022	10,283
TOTAL ASSETS	$255,846	$205,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	3,661	5,026
Employees and payroll accruals	9,499	7,742
Accrued expenses and other current liabilities	4,662	3,082
Current portion of long-term debt	15,000	6,000
Lease liabilities - current portion	1,685	—
Total current liabilities	34,507	21,850
NON-CURRENT LIABILITIES:
Lease liabilities - non-current portion	2,464	—
Other non-current liabilities	3,831	3,455
Warrants liability	3,026	18,972
Total non-current liabilities	9,321	22,427
TOTAL LIABILITIES	43,828	44,277
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 500,000,000 and 500,000,000 at June 30, 2022 and December 31, 2021, respectively; Issued and outstanding: 132,411,715 and 119,017,380 at June 30, 2022 and December 31, 2021, respectively	13	12
Additional paid-in capital	347,630	293,719
Accumulated deficit	(135,625)	(132,476)
Total stockholders’ equity	212,018	161,255
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,846	$205,532
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$33,088	$22,842	$58,950	$40,855
Cost of revenues (1)	7,351	3,968	13,277	7,811
Research and development (1)	9,710	6,131	16,964	11,356
Sales and marketing (1)	14,320	8,105	24,671	14,677
General and administrative (1)	9,955	4,200	21,410	6,579
Depreciation and amortization	926	149	1,599	331
Operating (loss) profit	(9,174)	289	(18,971)	101
Finance expenses (income), net	(13,306)	1,602	(15,617)	3,171
Profit (loss) before taxes	4,132	(1,313)	(3,354)	(3,070)
Taxes on income (tax benefit)	(168)	346	(205)	525
Net profit (loss)	4,300	(1,659)	(3,149)	(3,595)

Accretion of preferred stock to redemption value	—	(21,076)	—	(44,804)
Net loss attributable to common stockholders	$4,300	$(22,735)	$(3,149)	$(48,399)
Net loss per stock attributable to common stockholders (2)
Basic	$0.03	$(1.33)	$(0.02)	$(2.85)
Diluted	$0.03	$(1.33)	$(0.02)	$(2.85)
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders (2)
Basic	132,152,652	17,116,586	128,220,893	16,956,139
Diluted	139,988,123	17,116,586	128,220,893	16,956,139
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation and amortization presented separately.
(2) Prior period results have been adjusted to reflect the exchange of Innovid Inc’s common stock for Innovid Corp’s common stock at an exchange ratio of approximately 1.337 as a result of the Transaction. See Note 3 for further details.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except stock data)

	Temporary equity		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2020	73,690,340	$86,997	16,275,609	$2	1,914,328	$(1,629)	$10	$(48,113)	$(49,730)
Accretion of preferred stock to redemption value	—	23,728	—	—	—	—	(586)	(23,142)	(23,728)
Stock-based compensation	—	—	—	—	—	—	280	—	280
Stock options exercised	—	—	761,697	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	(1,936)	(1,936)
Balance as of March 31, 2021 (unaudited)	73,690,340	110,725	17,037,306	2	1,914,328	(1,629)	10	(73,191)	(74,808)
Accretion of preferred stock to redemption value	—	21,076	—	—	—	—	$(1,500)	$(19,576)	(21,076)
Stock-based compensation	—	—	—	—	—	—	$1,440	$—	1,440
Stock options exercised	—	—	1,281,999	—	—	—	$61	$—	61
Net loss	—	—	—	—	—	$—	$—	$(1,659)	(1,659)
Balance as of June 30, 2021 (unaudited)	73,690,340	131,801	18,319,305	$2	1,914,328	(1,629)	$11	$(94,426)	$(96,042)

	Temporary equity		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2021	—	—	119,017,380	$12	—	—	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	—	—	11,549,465	1	—	—	47,151	—	47,152
Stock-based compensation	—	—	—	—	—	—	1,496	—	1,496
Stock options exercised	—	—	1,521,927	—	—	—	462	—	462
Net loss	—	—	—	—	—	—	—	(7,449)	(7,449)
Balance as of March 31, 2022 (unaudited)	—	—	132,088,772	13	—	—	342,828	(139,925)	202,916
Stock-based compensation	—	—	—	—	—	—	4,628	—	4,628
Stock options exercised	—	—	322,943	—	—	—	174	—	174
Net profit	—	—	—	—	—	—	—	4,300	4,300
Balance as of June 30, 2022 (unaudited)	—	—	132,411,715	$13	—	—	$347,630	$(135,625)	$212,018
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(3,149)	$(3,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,599	331
Stock-based compensation	5,634	1,720
Change in fair value of warrants	(15,946)	2,728
Changes in operating assets and liabilities
(Increase)/ decrease in trade receivables, net	(4,624)	2,605
Increase in prepaid expenses and other operating assets	(747)	(623)
Increase/ (decrease) in trade payables	(321)	238
Decrease in operating lease right of use assets	872	—
Increase in employees and payroll accruals	1,044	184
Decrease in operating lease liabilities	(1,208)	—
Increase in accrued expenses and other operating liabilities	945	759
Net cash (used in)/ provided by operating activities	(15,901)	4,347
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(99,568)	—
Internal use software capitalization	(3,516)	—
Purchase of property and equipment	(221)	(284)
Founders' note receivable	—	(459)
Decrease in deposits	32	(24)
Net cash used in investing activities	(103,273)	(767)
Cash flows from financing activities:
Repayment of acquisition liability	—	(126)
Proceeds from loans	9,000	—
Repayment of loans	—	(3,033)
Payment of SPAC merger transaction costs	(3,185)	—
Proceeds from exercise of options	636	367
Net cash (used in)/ provided by financing activities	6,451	(2,792)
Increase/ (decrease) in cash, cash equivalents and restricted cash	(112,723)	788
Cash, cash equivalents and restricted cash at the beginning of the period	157,158	16,092
Cash, cash equivalents and restricted cash at the end of the period	$44,435	$16,880
Supplemental disclosure of cash flows activities:
(1) Cash paid during the period for:
Income taxes paid, net of tax refunds	$363	$80
Interest	$137	$128
(2) Non-cash transactions:
Business combination consideration paid in stock	$47,152	$—
Accretion of preferred stock to redemption value	—	$44,804
Deferred offering cost included in accrued liabilities	—	$1,640
Reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position
Cash and cash equivalents	44,024	16,441
Long-term restricted deposits	411	439
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$44,435	$16,880
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

NOTE 1:- OVERVIEW
Innovid Corp. together with its consolidated subsidiaries, the “Company” or “Innovid” is a leading independent software platform that provides ad serving and creative services for the creation, delivery, and measurement of TV ads across connected TV (“CTV”), mobile TV and desktop TV environments to advertisers, publishers and media agencies.
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, in Cayman Islands on November 23, 2020.
On November 30, 2021 ION and Innovid Inc. (“Legacy Innovid”) closed the transaction as described below (the “Transaction”). Through several merges and name change Innovid Corp. was established and continues Legacy Innovid operating activity.
On November 30, 2021, ION consummated a series of merger transactions (the “Mergers”), whereby it acquired the business of Legacy Innovid. Immediately following the Mergers, ION changed its name to “Innovid Corp.” In addition, ION entered into certain subscription agreements (“PIPE Investment”). Further, in connection with the Closing, PIPE investors purchased equity securities of Legacy Innovid Stockholders (the “Secondary Sale Transaction”) for an aggregate purchase price of $68,855 (the “Secondary Sale Amount”). See Note 3 for further details.
On February 28, 2022, the Company completed the acquisition of all outstanding shares of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. The Company acquired all of the equity of TVSquared for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement. See Note 3 for further details.
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
Innovid Corp. has subsidiaries in the US, Israel, Argentina, the UK, Germany and Australia.
NOTE 2:- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of presentation:
The unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation have been included. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.
The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(b)Prior period reclassification:
During the second quarter of 2022, we presented depreciation and amortization expenses as a separate line item on our condensed consolidated statements of operations and all prior periods have been adjusted. Depreciation and amortization expenses were previously included in cost of sales and other operating expenses depending on the underlying asset’s function. Additionally, we no longer present gross profit as a subtotal on our condensed consolidated statements of operations.
The reclassification is to better reflect the financial performance of transactions with customers as our business has evolved and include our most recent acquisition. The change provides more clarity about changes in cost of revenue and other operating expenses exclusive of depreciation and amortization, and better align with how our peers and competitors present their financial statements.
In accordance with US GAAP, all periods presented below have been retrospectively adjusted to reflect the reclassification of cost of revenue and other operating expenses exclusive of depreciation and amortization. There was no net impact to loss from operations, net loss attributable to common stockholders or net loss per stock for any periods presented. The condensed consolidated balance sheets, condensed statements of changes in temporary equity and stockholders’ equity (deficit), and the condensed consolidated statements of cash flows are not affected by this reclassification. The effect of the change is as follows:

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Unaudited			Unaudited
	Under previous classification	Effect of change	As reported	Previously reported	Effect of change	As adjusted
Cost of revenues	$7,933	$(582)	$7,351	$3,987	$(19)	$3,968
Operating expenses:
Research and development	9,782	(72)	9,710	6,209	(78)	6,131
Sales and marketing	14,489	(169)	14,320	8,148	(43)	8,105
General and administrative	10,058	(103)	9,955	4,209	(9)	4,200
Depreciation and amortization	$—	$926	$926	$—	$149	$149

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Unaudited			Unaudited
	Under previous classification	Effect of change	As reported	Previously reported	Effect of change	As adjusted
Cost of revenues	$14,277	$(1,000)	$13,277	$7,849	$(38)	$7,811
Operating expenses:
Research and development	17,111	(147)	16,964	11,506	(150)	11,356
Sales and marketing	25,009	(338)	24,671	14,799	(122)	14,677
General and administrative	21,524	(114)	21,410	6,600	(21)	6,579
Depreciation and amortization	$—	$1,599	$1,599	$—	$331	$331
(c)Use of estimates:
The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The COVID-19 pandemic created, and continues to create significant uncertainty in macroeconomic conditions, including supply chain disruptions and labor shortages. Further, other global events such as the war in the Ukraine and the current macro-economic inflationary environment could have an impact on our customers. Based on public reporting and our observations, some advertisers in certain industries decreased and may continue to decrease their short-term advertising spending in light of some or all of these factors. This in turn could negatively impact our revenues from such advertisers.
The Company has considered the impact of COVID-19 and other global events on its estimates and assumptions and determined that there were no material adverse impacts on the unaudited interim condensed consolidated financial statements for the three and six-month period ended June 30, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
The Company obtained an unsecured loan of $3,516 in April 2020 due to uncertainties related to COVID-19. The loan was obtained through SVB under the PPP Loan pursuant to the CARES Act and Flexibility Act. The Company fully repaid the PPP Loan in June 2021. See Note 6 for further details.
(d)Software development costs:
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to purchase and develop internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and personnel-related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization will be presented within depreciation and amortization in the condensed consolidated statements of operations. During the three and six-month period ended June 30, 2022, the Company capitalized $2,335 and $4,006, respectively, related to internal-use software cost. The Company did not capitalize software development costs in 2021 in the same period.
(e)Business combinations:
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
(f)Goodwill and intangible assets:
Goodwill and certain other purchased intangible assets have been recorded in the Company's condensed consolidated financial statements as a result of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is subject to an impairment test.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. For the three and six months ended June 30, 2022 and 2021, no impairments of goodwill were recorded.
Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Intangible assets with a finite useful life are amortized over their useful life and reviewed for impairment whenever there is an indication that the asset may be impaired. For the three and six months ended June 30, 2022 and 2021, no impairments of intangible assets were recorded.
Technology and trade name are being amortized over the estimated useful life of approximately 6 and 8 years, respectively, using straight-line amortization method.
The amortization of trade name, customer relationships and technology will be presented within depreciation and amortization in the condensed consolidated statement of operations.
(g)Fair value of financial instruments:
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
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees and payroll accruals, accrued expenses and other current liabilities and current portion of long-term debts. Their historical carrying amounts are approximate fair values due to the short-term maturities of these instruments.
The Company measures its investments in money market funds classified as cash equivalents and warrants liability at fair value.
The following table present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
	(Unaudited)
	Level 1	Level 2	Level 3
Assets:
Money market funds	$29,651	$—	$—
Liabilities:
Warrants liability	$696	$—	$2,330

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,515	$—	$—
Liabilities:
Warrants liability	$3,510	$—	$15,462
The change in the fair value of the Level 3 warrant liability is summarized below:

	June 30,	December 31,	June 30,
	2022	2021	2021
	(Unaudited)		(Unaudited)
Beginning of the period	$15,462	$499	$499
Additions*	—	18,427	—
Change in fair value	(13,132)	1,616	2,728
Conversion of Legacy Innovid Warrants on the Closing of the Transaction	—	(5,080)	—
End of the period	$2,330	$15,462	$3,227
* Additions during the year ended December 31, 2021 represent Company Warrant liability assumed in the Transaction. See Note 5 for further details.
As of June 30, 2022, the Company’s warrant liability includes warrants that were originally issued in connection with the ION IPO, which were transferred to the Company as part of the Closing. The Company Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. The Company has determined that the fair value of the Public Warrants at a specific date is determined by the closing price of the Company’s Public Warrants, traded under the symbol “CTVWS” and within Level 1 of the fair value hierarchy. The closing quoted price of the Public Warrants was $0.22 and $1.11 as of June 30, 2022 (unaudited) and December 31, 2021, respectively. The fair value of the Public Warrants was $696 and $3,510 as of June 30, 2022 (unaudited) and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses, net” in the condensed consolidated statements of operations.
The Private Placement Warrants are classified as Level 3 as of June 30, 2022 and continue to be valued using the Black-Scholes option pricing model. The fair value of the Private Placement Warrants was $2,330 and $15,462 as of June 30, 2022 (unaudited) and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses, net” in the condensed consolidated statements of operations.
The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Risk-free interest rate	2.98%	1.24%
Expected dividends	—%	—%
Expected term (years)	4.4	4.9
Expected volatility	75%	55%
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
(h)Concentrations of credit risks:
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
One of the Company’s customers accounted for more than 10% of the Company’s total revenues during the three months ended June 30, 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer A	*)	10%	*)	*)
*) less than 10%
(i)Warrants:
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
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses, net” in the condensed consolidated statements of operations.
(j)Revenue recognition:
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
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative stand-alone selling price (“SSP”). SSP is typically estimated based on observable transactions when these services are sold on a standalone basis and expected cost plus a margin approach.
Revenues related to ad serving services are recognized when impressions are delivered. The Company recognizes revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users.
Revenues related to creative services are recognized at a point in time, when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
Revenues related to measurement services reports are recognized at a point in time, when the Company delivers the measurement report.
Revenues related to the measurement services platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues for these measurement services are recognized over the service period.
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
Ad serving and creative services were 78.4% and 98.5% of the Company’s revenues for the three months ended June 30, 2022 (unaudited) and 2021 (unaudited), respectively, and were 83.2% and 98.5% of the Company’s revenues for the six months ended June 30, 2022 (unaudited) and 2021 (unaudited). Measurement services were 21.6% and 0.8% for the three months ended June 30, 2022 (unaudited) and 2021 (unaudited), respectively, and were 16.6% and 0.9% of the Company’s revenues for the six months ended June 30, 2022 (unaudited) and 2021 (unaudited).
Costs to obtain a contract:
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company did not capitalize any contract costs during the periods ended June 30, 2022 (unaudited) and 2021 (unaudited), respectively.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(k)Recently Adopted Accounting Pronouncements
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
This standard has a significant impact on our condensed consolidated balance sheet but did not have a significant impact on the Company’s condensed consolidated statements of operations. The most significant effects relate to the recognition ROU assets and lease liabilities on interim condensed consolidated balance sheet for real estate and cars operating leases.
Upon adoption, the Company recognized lease liabilities and corresponding ROU assets, adjusted for the accrued rent and remaining lease incentives received on the adoption date, as follows:

	January 1, 2022
	(Unaudited)
	ROU assets	Lease liabilities
Real Estate	$3,878	$5,482
Cars	50	49
Total operating leases	$3,928	$5,531
See Note 4 for further details.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. Innovid adopted the standard in the first quarter of 2022. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The Company adopted the standard effective in the first quarter of 2022 on a prospective basis. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
(l)Recently issued accounting pronouncements not yet adopted by the Company:
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The final guidance issued by the FASB for convertible instruments eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. Additionally, among other changes, the guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.
Other issued new guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.
NOTE 3:- TRANSACTION AND BUSINESS COMBINATION
Business Combination
On February 28, 2022, the Company completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of Scotland. The Company acquired all of the equity of TVS for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement.
The Company, through this acquisition, added a real-time, cross-platform service to its offerings, including measurement outcomes such as frequency and unique unduplicated reach and performance metrics. The combination of ad serving and cross-platform measurement enables the buy- and sell-sides to solve fragmentation by unlocking a complete picture of advertising across the linear TV, CTV and digital video marketplaces.
The acquisition of TVS has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed, have not yet been finalized as of June 30, 2022 (unaudited). As a result, Innovid recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. Subsequent to the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation.
Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, and income taxes among other items. The completion of the valuation will occur no later than one year from the acquisition date.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (unaudited):

Total value
Cash and cash equivalents	$5,318
Accounts receivables	3,507
Other current assets	1,912
Property and equipment	154
Total tangible assets	10,891
Technology	17,075
Customer relationships	14,700
Trade name	4,600
Goodwill	110,053
Total assets acquired	157,319
Less: Deferred tax liabilities	(1,783)
Less: Other assumed liabilities	(3,498)
Net assets acquired	$152,038
Intangible assets relate to technology, trade name and customer relationship of $17,075, $4,600 and $14,700, respectively. These are being amortized over the estimated useful life of approximately 6 years, 8 years, and 11 years, respectively. The estimated fair values of identifiable intangible assets were determined using the "income approach", which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, competitive trends impacting the asset and each cash flow stream, as well as other factors.
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
In addition to the purchase consideration, the Company entered into cash compensation arrangements with certain employees, which amounted to $9,700 in aggregate and are subject to certain performance and employment conditions following the acquisition date.
The Company incurred total transaction costs of $5,033 for the acquisition, of which $4,873 was incurred for the six months ended June 30, 2022 (unaudited). Acquisition related transaction costs include legal, accounting fees and other professional costs directly related to the acquisition, and are recognized in “general and administrative” in the condensed consolidated statements of operations.
Following the acquisition date, the operating results of TVS have been included in the interim condensed consolidated financial statements. For the period from the acquisition date through June 30, 2022 (unaudited), revenues attributable to TVS were $9,238 and net loss attributable to TVS were $3,256, inclusive of $1,239 of intangible asset amortization. For the three months period ended June 30, 2022 (unaudited), revenues attributable to TVS were $6,789 and net loss attributable to TVS were $2,302, inclusive of $729 intangible asset amortization.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of Innovid and TVS for the three months and six months ended June 30, 2022 and 2021 as if the acquisition of TVS had occurred on January 1, 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$33,088	$28,045	$63,267	$50,558
Net profit (loss)	4,869	(4,113)	628	(19,503)
The unaudited pro forma interim condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Innovid and TVS. In order to reflect the occurrence of the acquisition on January 1, 2021, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired and the reclassification of acquisition-related costs incurred during the three months and six months ended June 30, 2022 to the three months and six months ended June 30, 2021. The unaudited pro forma financial information is not necessarily indicative of what the condensed consolidated results of operations would have been had the acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The following table reconciles the elements of the Transaction to the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in temporary equity and stockholders’ equity for the year ended December 31, 2021.

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
During the six-month period ended June 30, 2022, the Company fully paid the accrued transaction costs of $3,185.
As a result of the Transaction, each share of Legacy Innovid redeemable convertible preferred stock and common stock was converted into the right to receive approximately 1.337 shares of the common stock of the Company.
Public Warrants and Private Placement Warrants
As a result of the Transaction, the Company assumed the outstanding Public Warrants to purchase 3,162,500 shares of the Company’s common stock and the outstanding Private Placement Warrants to purchase 7,060,000 shares of the Company’s common stock. Each whole Warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing 30 days after the Closing. The warrants expire five years after the completion of the Transaction.

NOTE 4:- LEASES
Innovid's lease portfolio primarily consists of real estate properties and cars. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. Innovid does not separate lease components from non-lease components.
The Company is a lessee in all of its lease agreements. The Company records lease liabilities based on the present value of lease payments over the lease term. Innovid generally uses an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company's control. Innovid includes optional renewal periods in the lease term only when it is reasonably certain that Innovid will exercise its option.
Variable lease payments are primarily related to payments to lessors for taxes, maintenance, insurance and other operating costs. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.
The Company has the following operating ROU assets and lease liabilities:

	June 30, 2022
	(Unaudited)
	ROU assets	Lease liabilities
Real Estate	$3,035	$4,118
Cars	34	31
Total operating leases	$3,069	$4,149

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

June 30, 2022
(Unaudited)
Lease liabilities
Current lease liabilities	$1,685
Non-current lease liabilities	2,464
Total lease liabilities	$4,149
The following table summarizes the lease costs recognized in the interim condensed consolidated statement of operations:

	Three months ended June 30, 2022	Six months ended June 30, 2022
	(Unaudited)	(Unaudited)
Operating lease cost	$472	$947
Short term lease cost	126	208
Variable lease cost	6	10
Total lease cost	$604	$1,165
As of June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases are 2.6 years and 3.2%, respectively.
The following table presents supplementary cash flow information regarding the company's operating leases:

Six months ended June 30, 2022
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$1,133
Right of use assets obtained in exchange for new operating lease liabilities	$—

The following table summarizes the future payments of Innovid for its operating lease liabilities:

June 30, 2022
(Unaudited)
2022 Remaining	$995
2023	1,873
2024	766
2025	703
Total undiscounted lease payments	$4,337
Less: Interest	(188)
Total lease liabilities - operating	$4,149

NOTE 5:- WARRANTS LIABILITY
Company Warrants
As of June 30, 2022, the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding.
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
The Company Warrants’ fair value as of June 30, 2022 (unaudited) and December 31, 2021 was $3,026 and $18,972, respectively.
The unrealized gain from changes in the fair value of the Company Warrants for the three months and six months period ended June 30, 2022 (unaudited) was $13,159 and $15,946, respectively.
NOTE 6:- CREDIT LINE AND OTHER BORROWINGS
Credit Line:
The Company has a line of credit of $15,000 with Silicon Valley Bank pursuant to an amended and restated Agreement dated December 26, 2018 as amended by an agreement date December 29, 2020 ( the “A&R Agreement”). As of June 30, 2022, the outstanding balance of the credit line was in the amount of $15,000. The maturity date of A&R Agreement is December 29, 2022. The Company extended A&R Agreement on August 4, 2022. Refer to Note 12 for further details.
The credit installments bear US dollar denominated interest at an annual rate equal to .75%-1% plus a prime rate on the outstanding principal of each credit installment. The Company was in compliance with all the covenants, primarily maintaining an adjusted quick ratio of at least 1.20:1.00. As defined in the A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” determines as the Company’s unrestricted cash plus accounts receivable, net, determined according to US GAAP. As of June 30, 2022, the Company is in compliance with all the covenants.
During the quarter ended June 30, 2022, the Company utilized $15,000 of the $15,000 credit line, $6,000 of which was drawn during 2020 and $9,000 was drawn during the second quarter of 2022.
PPP Loan:
In April, 2020, the Company obtained an unsecured loan of $3,516 through SVB under the PPP Loan.
In May, 2020, the Company entered into the Grant Agreement with SSIG to receive $504 from SSIG, a related party of one of the Company’s investors, for the purpose of a partial repayment of the PPP Loan.
In June, 2021, the Company repaid the outstanding balance of the PPP Loan of $3,012.
Interest expenses for the Credit Line and PPP Loan for the three months ended June 30, 2022 and 2021 were $77 and $67, respectively, and were recorded in finance expenses, net in the condensed consolidated statements of operations.
NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES
(a)Pledges and bank guarantees:
1.In conjunction with the Agreement and its amendments (see Note 6), Innovid pledged 65,000 common stock of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $871 in connection with an office rent agreement and credit cards.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.
(b)Legal contingencies:
On March 4, 2022 the Nielsen Claim was filed by Nielsen, LLC against TVS. TVS has filed its answer to the complaint and has also filed an opposed motion to transfer venue to the Southern District of New York. The Texas Court has made a scheduling order and, in the event that TVS’s motion to transfer venue is not successful, the case is scheduled to go to trial in December 2023. The plaintiff has not specified the amount sought in the litigation.
NOTE 8:- STOCK-BASED COMPENSATION
Stock-based compensation expense is principally related to awards issued to employees pursuant to the Legacy Innovid Stock Option Plan (“Legacy Plan”) and 2021 Innovid Corp. Incentive Plan (“2021 Plan”) and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of goods sold	$383	$15	$488	$20
Research and development	920	178	1,399	229
Sales and marketing	1,529	185	2,109	272
General and administrative	1,150	1,022	1,549	1,140
Total	$3,982	$1,400	$5,545	$1,661
In connection with the awards granted to service providers and non-employee consultants, the Company recorded stock compensation expenses in the amount of $156 and $40 during the three months ended June 30, 2022 (unaudited) and 2021 (unaudited), respectively, and in the amount of $185 and $59, during the six months ended June 30, 2022 (unaudited) and 2021 (unaudited), respectively. Majority of these expenses were recorded in general and administrative expenses. During the three and six-month period ended June 30, 2022, the Company capitalized stock-based compensation expense of $490 in internal-use software cost. The Company did not capitalized any internal-use software cost for the same period in 2021.
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
During the six months ended June 30, 2022 (unaudited), in connection with the TVS acquisition, Innovid issued 949,893 stock options to holders of TVS options for replacement options. These options were fully vested upon issuance due to acceleration upon acquisition and therefore do not require future service for vesting. The Company attributed a total amount $152 to post acquisition service and recorded as stock compensation expenses immediately after the acquisition closed. See Note 3 for further details.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the employees’ stock option activity under the Legacy Plan and 2021 Plan for the six months ended June 30, 2022 (unaudited) is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	11,122,648	$0.82	6.87	$64,818
Transfer between employee and consultant	40,118	0.64
Granted	2,005,785	2.08
Granted in acquisition	949,893	0.31
Forfeited	(37,703)	1.32
Expired	(12,201)	0.68
Exercised	(1,775,572)	0.35
Outstanding at end of period	12,292,968	$1.05	7.90	$7,469
Exercisable options at end of period	7,243,248	$0.60	7.13	$7,652
A summary of the consultants’ stock option activity under the Legacy Plan for the six months ended June 30, 2022 (unaudited) is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	179,627	$0.31	2.34	$1,139
Transfer between employee and consultant	(40,118)	0.64
Exercised	(69,298)	0.30
Outstanding at end of period	70,211	$0.49	4.76	$82
Exercisable options at end of period	62,227	$0.46	4.32	$75
As of June 30, 2022 (unaudited), the Company had approximately $6,023 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.18 years.
Restricted Stock Units
In connection with the Company’s transition to its next life-cycle stage post Transaction, Restricted Stock Units (“RSUs”) may be granted to officers, directors, employees and non-employee consultants of the Company, and generally vest over a three- or four-year period.
A summary of the employees’ RSU activity under the 2021 Plan for the six months ended June 30, 2022 (unaudited) is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	—	$—
Granted	7,656,069	6.38
Forfeited	(222,093)	6.60
Outstanding at end of period	7,433,976	$6.37

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the consultants’ RSU activity under the 2021 Plan for the six months ended June 30, 2022 (unaudited) is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	—	$—
Granted	568,526	3.56
Outstanding at end of period	568,526	$3.56
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.
As of June 30, 2022, $44,151 of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.46 years.

NOTE 9:- INCOME TAX
The Company recorded uncertain tax positions on its US operations for $1,916 through goodwill. The existing uncertain tax position reserves with respect to the Israeli subsidiary was impacted by the expiration of the 2016 statute of limitation resulting in the reversal of the tax reserve in the amount of $118.

NOTE 10:- SEGMENT REPORTING
The Company operates as one operating segment, which primarily focuses on advertising, measurement and creative services. Our CEO, is the chief operating decision-maker, and manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and R&D projects based on needs and, as necessary, reallocate resources among the Company’s internal priorities and external opportunities to best support the long-term growth of the business.
Revenue by geographical location are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US	$29,569	$20,519	$52,952	$36,946
Canada	302	318	490	454
APAC	1,025	791	1,956	1,392
EMEA	1,914	719	3,043	1,223
LATAM	278	495	509	840
Total revenues	$33,088	$22,842	$58,950	$40,855

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company’s long-lived tangible assets by geographical location is as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Israel	$3,681	$1,495
US	6,962	3,051
Rest of the World	1,288	294
Total	$11,931	$4,840

NOTE 11:- BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net profit (loss)	4,300	(1,659)	(3,149)	(3,595)
Accretion of preferred stock to redemption value	—	(21,076)	—	(44,804)
Net profit (loss) attributable to common stockholders - basic and diluted	$4,300	$(22,735)	$(3,149)	$(48,399)
Denominator:
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders –
Basic weighted average number of shares outstanding	132,152,652	17,116,586	128,220,893	16,956,139
Effect of dilutive securities - options and RSU (share equivalent)	7,835,471	—	—	—
Diluted weighted average number of shares outstanding	139,988,123	17,116,586	128,220,893	16,956,139
Net profit (loss) per stock attributable to common stockholders –
Basic	$0.03	$(1.33)	$(0.02)	$(2.85)
Diluted	$0.03	$(1.33)	$(0.02)	$(2.85)
Net loss per share calculations and potentially dilutive security amounts for all periods prior to the Transaction have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Transaction to effect the reverse recapitalization.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net profit (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Preferred stock	—	73,690,340	—	73,690,340
RSU outstanding	7,991,829	—	8,002,502	—
Options outstanding	3,533,772	12,671,191	12,363,179	12,671,191
Warrants outstanding	10,222,500	680,271	10,222,500	680,271

NOTE 12:- Subsequent Events
On August 4, 2022, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate equal to the greater of 4.25% and prime rate plus 0.75% on the outstanding principal of each credit extension. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The Company will also pay non-refundable commitment fees of $40 and $75 at inception and first anniversary date, respectively. The maturity date of the 2022 A&R Agreement is June 30, 2024. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” determines as the Company’s unrestricted cash plus accounts receivable, net, determined according to US GAAP. The Company is also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement if the Company does not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.

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
Company Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV ads across CTV, mobile TV and desktop TV environments. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. Our acquisition of TVSquared, an independent global measurement and attribution platform for CTV added a real-time, cross-platform service to our offerings, including measurement of outcomes such as frequency and unique unduplicated reach and performance metrics. The combination of ad serving and cross-platform measurement enables the buy- and sell-sides to solve fragmentation by unlocking a complete picture of advertising across the linear TV, CTV and digital video marketplaces and will allow us to capitalize further on the growth of CTV by enabling us to create a new independent currency-grade standard for cross-platform TV measurement, powered by the scale and automation of a global ad server. Our measurement services are now consolidated in InnovidXP, our new global measurement platform built for CTV.
Innovid’s purpose-built CTV infrastructure platform is comprised of three key offerings: Ad Serving Solutions, Creative Personalization Solutions and InnovidXP. Our software-based platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including demand side platforms such as The Trade Desk and Amobee; supply side platforms such as Magnite and Verizon Media; publishers such as Hulu and Peacock; and end user devices such as Amazon Fire and Samsung Smart TV. Our offering encompasses independent global ad serving, data-driven personalization, and new forms of measurement designed to connect all channels in a clean, comparable, and privacy-compliant manner.
We target clients comprised of the largest global TV advertisers. As of June 30, 2022, our blue-chip advertiser client base included over 50% of the top 200 brands by TV US advertising spend according to Kantar Media and Winmo. In addition we work closely with the top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos., and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, financial services, automotive, and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions or facilitate the purchasing of advertisement inventory. We are able to maintain our independence and remain free of potential buying conflicts because we do not make ad buying or selling decisions.
Innovid serves customers globally through a delivery footprint covering over 70 countries. In the three months ended June 30, 2021 and 2022, respectively, non-US customers generated approximately 10% and 11% of the Company’s total revenue. In the six months ended June 30, 2021 and 2022, non-US customers generated approximately 10% of total revenue in both periods.
Our revenue model is primarily based on impressions volume and the cost per impression for our various Advertising Services. For our core ad serving platform, we generate revenue from our advertising customers based on the volume of advertising impressions delivered, enabling us to grow as our customers increase their digital ad spend and corresponding ad impressions. Additionally, we generate revenue from creative services based on flat fee per projects and measurement solutions based on the volume of advertising impressions measured. As we introduce new products such as advanced measurement and creative capabilities including personalization and interactivity, we expect to be able to charge higher prices per impression volume.

The Transaction
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd., a special purpose acquisition company, in Cayman Islands on November 23, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or business combinations.
On November 30, 2021 ION and Innovid Inc. closed the transaction as further described in this Form 10-Q. Through several mergers and a name change, Innovid Corp. was formed. ION entered into certain subscription agreements in June and October 2021 (“PIPE Investment”). The mergers and PIPE Investment are collectively referred to as “the Transaction”. Innovid Corp. is the public company entity which continues Legacy Innovid’s operating activity.
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
Business Combination
On February 28, 2022, we completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. We acquired all of the equity of TVS for an aggregate amount of $100.0 million in cash, 11,549,465 shares of the Company common stock, and the issuance of 949,893 fully vested stock option subject to certain adjustments. Our measurement services are now consolidated in InnovidXP, our new global measurement platform built for CTV.

COVID-19 and Other Global Events
The COVID-19 pandemic created, and continues to create significant uncertainty in macroeconomic conditions, including supply chain disruptions and labor shortages. Further, other global events such as the war in the Ukraine and the current macro-economic inflationary environment could have an impact our customers. Based on public reporting and our observations, some advertisers in certain industries decreased and may continue to decrease their short-term advertising spending in light of some or all of these factors. This in turn could negatively impact our revenues from such advertisers.
We have considered the impact of COVID-19 and of other global events on our estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the three months ended June 30, 2022. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
We repaid the PPP Loan, in the amount of $3.0 million in June 2021, which was obtained under the CARES Act and the Flexibility Act in 2020. For more detail refer to our unaudited condensed consolidated financial statements presented in Item 1. “Financial Statements and Supplementary Data” and the accompanying notes thereto.
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

CTV accounted for 50% of all video impression volume served in the three months ended June 30, 2022, up from 46% in the three months ended June 30, 2021, and grew 23% year-over-year in impression volume. Mobile impression volume increased 11% year-over-year and in the three months ended June 30, 2022, accounted for 38% of all video impressions, and desktop decreased 3% year-over-year and accounted for 12% of all video impressions served by Innovid in the same period. CTV accounted for 49% of all video impression volume served in the six months ended June 30, 2022, up from 46% in the six months ended June 30, 2021, and grew 29% year-over-year. Mobile increased 16% year-over-year and in the six months ended June 30, 2022, accounted for 38% of all video impressions, and desktop increased 7% year-over-year and accounted for 13% of all video impressions served by Innovid in the same period.
Cross-selling of additional services. A key part of our overall business strategy is expanding revenue by cross-selling our full range of Advertising Services to customers, who, for example, begin using our services with standard TV ads and then introduce personalized formats over time or who use InnovidXP and then go on to use our ad server services. The success of these efforts will impact our results of operations.

Other factors impacting our results
Global expansion: The majority of our clients are global advertisers and operate at a significant scale. Innovid serves customers globally through a delivery footprint covering over 70 countries.
We intend to continue to grow our footprint in international markets in order to meet the needs of our global customer base. Our results of operations will be impacted by the success of our geographic expansion, and whether the expected ad spend growth in these markets materializes.
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
We generate revenues from providing Advertising Services to our customers: advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Our major revenue stream is ad serving. We also provide creative and measurement services.

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
Cost of revenues
Cost of revenues consists primarily of costs to run our ad serving, creative and measurement services. These costs include hosting fees, personnel costs including stock-based compensation, professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs and communication costs based on headcount.
Research and development
Research and development expenses consist primarily of personnel costs, including stock-based compensation, professional services costs, hosting and facility related costs. We allocate overhead including rent and other facility related costs and communication costs based on headcount. We expect research and development expenses to increase in future periods to support our growth, including continuing to invest in optimization, accuracy and reliability of our platform and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
Product development expenses are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in property, plant and equipment on our condensed consolidated balance sheet. We amortize capitalized software development costs to depreciation and amortization.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions, stock-based compensation, professional services costs and facility related costs, as well as costs related to advertising, promotional materials, public relations, other sales and marketing programs. We allocate overhead, including rent and other facility related costs and communication costs based on headcount.
General and administrative
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for executive management, finance, accounting, human capital, legal and other administrative functions as well as professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs and communication costs based on headcount.
Prior period reclassification
During the second quarter of 2022, we presented depreciation and amortization expenses as a separate line item on our condensed consolidated statements of operations and all prior periods have been adjusted. Depreciation and amortization expenses were previously included in cost of sales and other operating expenses depending on the underlying asset’s function. Additionally, we no longer present gross profit as a subtotal on our condensed consolidated statements of operations. In accordance with generally accepted accounting principles, all periods presented below have been retrospectively adjusted to reflect the reclassification of cost of revenue and other operating expenses exclusive of depreciation and amortization. The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements, adjusted for this reclassification. Refer to “Part I - Item 1. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies” for further information on prior period reclassification.

Results of Operations
Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$33,088	100%	$22,842	100%	$58,950	100%	$40,855	100%
Cost of revenues	7,351	22%	3,968	17%	13,277	23%	7,811	19%
Research and development	9,710	29%	6,131	27%	16,964	29%	11,356	28%
Sales and marketing	14,320	43%	8,105	35%	24,671	42%	14,677	36%
General and administrative	9,955	30%	4,200	18%	21,410	36%	6,579	16%
Depreciation and amortization	926	3%	149	1%	1,599	3%	331	1%
Operating (loss) profit	(9,174)	(28)%	289	1%	(18,971)	(32)%	101	—%
Finance expenses (income), net	(13,306)	(40)%	1,602	7%	(15,617)	(26)%	3,171	8%
Profit (loss) before taxes	4,132	12%	(1,313)	(6)%	(3,354)	(6)%	(3,070)	(8)%
Taxes on income (tax benefit)	(168)	(1)%	346	2%	(205)	—%	525	1%
Net profit (loss)	$4,300	13%	$(1,659)	(7)%	$(3,149)	(5)%	$(3,595)	(9)%

Revenues
The growth and scaling of CTV was the key driver of Innovid’s revenue growth. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers.
Total revenue increased by 45% year-over-year, from $22.8 million in the three months ended June 30, 2021 to $33.1 million in the three months ended June 30, 2022. 21% of total quarterly revenue, $6.8 million, was attributed to TVS. Total revenue increased by 44% year-over-year, from $40.8 million in the six months ended June 30, 2021 to $59.0 million in the six months ended June 30, 2022. 16% of total half-year revenue, $9.2 million, was attributed to TVS.
Revenue excluding TVS was $26.3 million in the three months ended June 30, 2022, an increase of 15% from the three months ended June 30, 2021. Revenue excluding TVS was $49.8 million in the six months ended June 30, 2022, an increase of 22% from the six months ended June 30, 2021. The increases are driven primarily by growth in ad impressions delivered on our platform for both existing and new clients.
There was no meaningful impact of changes in average cost per impression on total revenue.
Cost of revenues (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$7,351	22%	$3,968	17%	$3,383	85%
Cost of revenue increased by $3.4 million, or 85%, from $4.0 million in the three months ended June 30, 2021 to $7.4 million in the three months ended June 30, 2022, primarily driven by a $1.6 million increase in serving and hosting fees and a $1.5 million increase in personnel costs due to a higher headcount, both to support our increased volumes and reflecting our business following the TVS acquisition.

	Six months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$13,277	23%	$7,811	19%	$5,466	70%
Cost of revenue increased by $5.5 million, or 70%, from $7.8 million in the six months ended June 30, 2021 to $13.3 million in the six months ended June 30, 2022, primarily driven by a $2.5 million increase in serving and hosting fees and a $2.4 million increase in personnel costs due to a higher headcount, both to support our increased volumes and reflecting our business following the TVS acquisition.
Research and development (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$9,710	29%	$6,131	27%	$3,579	58%
Research and development expenses increased by $3.6 million, or 58%, from $6.1 million in the three months ended June 30, 2021 to $9.7 million in the three months ended June 30, 2022. The increase was primarily due to an increase of $3.1 million in personnel costs following the TVS acquisition and an increase of $0.3 million in technology infrastructure and hosting fees, both to support our platform maintenance work as well as our product research efforts. In addition, there was a $0.9 million increase in share-based compensation mostly due to Restricted Stock Units (“RSUs”) that were granted to employees in March 2022. The increases were partially offset by a $2.3 million capitalization of research and development expenses related to our development of new products and our platform enhancements.

	Six months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$16,964	29%	$11,356	28%	$5,608	49%
Research and development expenses increased by $5.6 million, or 49%, from $11.4 million in the six months ended June 30, 2021 to $17.0 million in the six months ended June 30, 2022. The increase was primarily due to an increase of $5.7 million in personnel costs following the TVS acquisition and an increase of $0.9 million in technology infrastructure and hosting fees, both to support our platform maintenance work as well as our product research efforts. In addition, there was a $1.2 million increase in share-based compensation due to an increase in headcount and RSUs that were granted to employees. The increases were partially offset by a $4.0 million capitalization of research and development expenses related to our development of new products and our platform enhancements.
Sales and marketing (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$14,320	43%	$8,105	35%	$6,215	77%
Sales and marketing expenses increased by $6.2 million, or 77%, from $8.1 million in the three months ended June 30, 2021 to $14.3 million in the three months ended June 30, 2022. The increase was driven primarily by an increase in personnel costs of $3.1 million following the TVS acquisition and an increase in marketing costs of $0.7 million, both to support our long-term growth strategy. In addition, there was a $1.4 million increase in share-based compensation due to increase in headcount and RSUs that were granted to employees.

	Six months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$24,671	42%	$14,677	36%	$9,994	68%
Sales and marketing expenses increased by $10.0 million, or 68%, from $14.7 million in the six months ended June 30, 2021 to $24.7 million in the six months ended June 30, 2022. The increase was driven primarily by an increase in personnel costs of $5.0 million following the TVS acquisition and an increase in marketing costs of $1.0 million, both to support our long-term growth strategy. In addition, there was a $1.9 million increase in share-based compensation due to increase in headcount and RSUs that were granted to employees.
General and administrative (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$9,955	30%	$4,200	18%	$5,755	137%
General and administrative expenses increased by $5.8 million, or 137%, from $4.2 million in the three months ended June 30, 2021 to $10.0 million in the three months ended June 30, 2022. The increase was primarily due an increase in personnel costs of $1.8 million related to the expansion of our operations following the TVS acquisition and a $1.0 million increase in Directors and Officers insurance expense during the period. There was also an increase in professional fees primarily consisting of $0.5 million related to the TVS Acquisition, $0.4 million for legal fees in connection with the Nielsen Claim, $0.4 million for legal services related to SEC reporting and $0.3 million for accounting services related to public company matters.

	Six months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$21,410	36%	$6,579	16%	$14,831	225%
General and administrative expenses increased by $14.8 million, or 225%, from $6.6 million in the six months ended June 30, 2021 to $21.4 million in the six months ended June 30, 2022. The increase was primarily due an increase in personnel costs of $3.2 million related to the expansion of our operations following the TVS acquisition and a $1.9 million increase in Directors and Officers insurance expense during the period. There was also an increase in professional fees primarily consisting of $4.7 million related to the TVS Acquisition, $0.4 million for legal fees in connection with the Nielsen Claim, $0.7 million for legal services related to SEC reporting, $0.6 for audit fees and $0.6 million for accounting services related to company matters.
Depreciation and amortization

	Three months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation and amortization	$926	3%	$149	1%	$777	521%
Depreciation and amortization expenses increased by $0.8 million, or 521%, from $0.1 million in the three months ended June 30, 2021 to $0.9 million in the three months ended June 30, 2022. The increase was driven primarily by additional amortization expense for TVS intangible assets during the period.

	Six months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation and amortization	$1,599	3%	$331	1%	$1,268	383%
Depreciation and amortization expenses increased by $1.3 million, or 383%, from $0.3 million in the six months ended June 30, 2021 to $1.6 million in the six months ended June 30, 2022. The increase was driven primarily by additional amortization expense for TVS intangible assets during the period.
Finance expenses, net

	Three months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses (income), net	$(13,306)	(40)%	$1,602	7%	$(14,908)	(931)%
Finance expenses decreased by $14.9 million, or 931%, from $1.6 million in the three months ended June 30, 2021 to $(13.3) million in the three months ended June 30, 2022. The decrease was driven primarily by a decrease of $13.2 million in warrants valuation as a result of market volatility impacting Company’s share price which is an underlying input for the valuation.

	Six months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses (income), net	$(15,617)	(26)%	$3,171	8%	$(18,788)	(592)%
Finance expenses decreased by $18.8 million, or 592%, from $3.2 million in the six months ended June 30, 2021 to $(15.6) million in the six months ended June 30, 2022. The decrease was driven primarily by a decrease of $15.9 million in warrants valuation as a result of market volatility impacting Company’s share price which is an underlying input for the valuation.
Taxes on income (tax benefit)

	Three months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income (tax benefit)	$(168)	(1)%	$346	2%	$(514)	(149)%

Tax expense decreased by $0.5 million, or 149%, from $0.3 million in the three months ended June 30, 2021 to $(0.2) million in the three months ended June 30, 2022. The decrease is primarily due to changes in pre-tax book income, changes in uncertain tax positions and tax benefit related to the acquisition of TVS.

	Six months ended June 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$(205)	—%	$525	1%	$(730)	(139)%

Tax expense decreased by $0.7 million, or 139%, from $0.5 million in the six months ended June 30, 2021 to $(0.2) million in the six months ended June 30, 2022. The decrease is primarily due to changes in pre-tax book income, changes in uncertain tax positions and tax benefit related to the acquisition of TVS.
Liquidity and Capital Resources
We have financed our operations, business acquisition and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the Transaction, as well as borrowings under our credit facilities.
As of June 30, 2022, we had cash, cash equivalents and restricted cash of $44.4 million and net working capital, consisting of current assets less current liabilities, of $58.3 million. We paid net cash consideration of approximately $99.6 million for the acquisition of TVS. As of June 30, 2022, we had an accumulated deficit of $135.6 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
We believe our existing cash and cash equivalents and anticipated net cash provided by operating activities, will be sufficient to meet our cash needs and working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current economic conditions may have on our working capital requirements. To date, the COVID-19 pandemic and other global events have not had a material negative impact on our cash flow or liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors.
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
Revolving Line of Credit
We have a line of credit of $15.0 million with Silicon Valley Bank pursuant to an amended and restated Agreement dated December 26 2018 as amended by an agreement date December 29, 2020 ( the “A&R Agreement”). As of June 30, 2022, the outstanding balance of the credit line was in the amount of $15.0 million. The maturity date of A&R Agreement is December 29, 2022. The credit installments bear US dollar denominated interest at an annual rate equal to 0.75% to 1% plus a prime rate on the outstanding principal of each credit installment. We were in compliance with all the covenants, including by maintaining an adjusted quick ratio of at least 1.20:1.00. As defined in the A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” is our unrestricted cash plus accounts receivable, net, determined according to US GAAP.
During the six months ended June 30, 2022, we utilized $15.0 million of the $15.0 million credit line, $6.0 million of which was drawn during 2020 and $9.0 million was drawn during the second quarter of 2022.
Interest expenses for the six months ended June 30, 2022 and 2021 were $0.1 million and $0.1 million, respectively. They were recorded in the “Finance expenses, net” in the unaudited interim condensed consolidated statements of operations.

On August 4, 2022, two of our wholly owned subsidiaries, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15.0 million to $50.0 million (the “New Revolving Credit Facility”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate equal to the greater of 4.25% and prime rate plus 0.75% on the outstanding principal of each credit extension. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. We will also pay non-refundable commitment fees of $0.0 million and $0.1 million at inception and first anniversary date, respectively. The maturity date of the 2022 A&R Agreement is June 30, 2024. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
The New Revolving Credit Facility requires us to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” determines as our unrestricted cash plus accounts receivable, net, determined according to US GAAP. We are also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement if we do not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
Cash Flows
Six months ended June 30, 2022 compared to the six months ended June 30, 2021
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2022	2021
Net cash (used in)/ provided by operating activities	$(15,901)	$4,347
Net cash used in investing activities	(103,273)	(767)
Net cash provided by/ (used in) financing activities	6,451	(2,792)
Increase in cash, cash equivalents and restricted cash	$(112,723)	$788
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
For the six month period ended June 30, 2022, net cash used in operating activities was $15.9 million compared to net cash provided by operating activities of $4.3 million for the six month period ended June 30, 2021. The increase in net cash used in operating activities was primarily attributable to increase in account receivable as a result of the expansion of our operations and non-cash adjustments. Our non-cash adjustments decreased by $13.5 million mostly driven by decrease in valuation of warrants due to changes in our stock market price, offset by an increase in stock based compensation as a result of RSUs granted in 2022 and amortization of intangible assets related to TVS acquisition.
The changes in our working capital compared to the prior period in the amount of $7.2 million were primarily the result of an increase in trade receivables due to increased revenue and operating activities. The changes in working capital were also related to an increase in accrued liabilities due to accrual and the timing of payments for personnel costs, prepaid software subscription fees and changes due to the acquisition of TVS.
Investing Activities
For the six month period ended June 30, 2022, we used $103.3 million of net cash in investing activities, primarily driven by cash consideration paid to acquire TVS offset by cash acquired of $99.6 million and the investment in internal software development work of $3.5 million.

For the six month period ended June 30, 2021, we used $0.8 million of net cash in investing activities, primarily driven by the loan in the amount of $0.5 million issued to our founder.
Financing Activities
For the six month period ended June 30, 2022, net cash provided by financing activities of $6.5 million was due to drawdown of credit facility of $9.0 million and proceeds received for exercises of options in the amount of $0.6 million, partially offset by payment of SPAC merger transaction costs of $3.2 million.
For the six month period ended June 30, 2021, net cash used in financing activities of $2.8 million was primarily due to repayment of PPP loan in the amount of $3.0 million partially offset by proceeds received for exercises of options in the amount of $0.4 million.

Contractual Obligations and Known Future Cash Requirements
Pledges and Bank Guarantees
In connection with the Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.9 million of pledged bank deposits as of June 30, 2022. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our office lease agreements in the US as of June 30, 2022.
Legal contingencies
On March 4, 2022, the Nielsen Claim was filed by Nielsen, LLC against TVS. TVS has filed its answer to the complaint and has also filed an opposed motion to transfer venue to the Southern District of New York. The Texas Court has made a scheduling order and, in the event that TVS’s motion to transfer venue is not successful, the case is scheduled to go to trial in December 2023. The plaintiff has not specified the amount sought in the litigation.
Cash compensation arrangements
In addition to the purchase consideration for the acquisition of TVS, we entered into cash compensation arrangements with certain employees, which amounted to $9.7 million in aggregate and are subject to certain performance and employment conditions following the closing of the Acquisition.

Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA
In addition to our results determined in accordance with US GAAP, we believe that certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA Margin, are useful in evaluating our business. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with US GAAP.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net profit (loss)	$4,300	$(1,659)	$(3,149)	$(3,595)
Net profit (loss) margin	13%	(7)%	(5)%	(9)%
Depreciation and amortization	926	149	1,599	331
Stock-based compensation	4,138	1,440	5,730	1,720
Finance expense (income), net (a)	(13,306)	1,602	(15,617)	3,171
Transaction related expenses (b)	164	—	392	—
Acquisition related expenses (c)	768	—	4,971	—
Other (d)	1,518	—	1,610	—
Taxes on income	(168)	346	(205)	525
Adjusted EBITDA	$(1,660)	$1,878	$(4,669)	$2,152
Adjusted EBITDA margin	(5)%	8%	(8)%	5%

(a) Finance expense (income), net consists primary of remeasurement expense related to our foreign subsidiaries’ monetary assets, liabilities and operating results, our interest expense and revaluation of our warrants. The unrealized gain from changes in the fair value of our warrants for the three months and six months period ended June 30, 2022 was $13.2 million and $15.9 million, respectively. The unrealized loss from changes in the fair value of our warrants for the three months and six months period ended June 30, 2021 was $1.4 million and $2.7 million, respectively.
(b) Transaction related expenses consist of professional fees associated with the SPAC merger transaction and PIPE related SEC filings.
(c) Acquisition related expenses consists of professional fees associated with the acquisition of TVS.
(d) For the three months and six months ended June 30, 2022, “other” consists of exit costs for a former TVS employee, retention bonus expense for TVS employees and legal costs related to the Nielsen Claim.
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
These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under US GAAP. Some of the limitations of these measures are:
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

Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the ongoing and potential impacts of the COVID-19 pandemic and other global events. Actual results may differ from these estimates.
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
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative SSP. SSP is typically estimated based on observable transactions when these services are sold on a standalone basis and expected cost plus a margin approach.
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
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses, net” in the condensed consolidated statements of operations.
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
The Private Placement Warrants are classified as Level 3 in the fair value hierarchy and continue to be valued using the Black-Scholes option pricing model. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses, net” in the condensed consolidated statements of operations.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Goodwill and intangible assets
Goodwill and certain other purchased intangible assets have been recorded in the Company’s condensed consolidated financial statements as a result of the acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is subject to an impairment test.
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
The amortization of our trade name, customer relationships and technology will be presented within depreciation and amortization in the condensed consolidated statement of operations.
Software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to purchase and develop internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software. Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization will be presented within depreciation and amortization in the condensed consolidated statements of operations.

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
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
On March 4, 2022, the Nielsen Claim was filed by Nielsen, LLC against TVS. TVS has filed its answer to the complaint and has also filed an opposed motion to transfer venue to the Southern District of New York. The Texas Court has made a scheduling order and, in the event that TVS’s motion to transfer venue is not successful, the case is scheduled to go to trial in December 2023. The plaintiff has not specified the amount sought in the litigation.

Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Item 1A of Part I of our 2021 Annual Report and as updated in Item 1A of Part II of our Quarterly Report on Form 10-Q for the first quarter 2022, which is incorporated herein by reference. Other than such updates, there have been no material changes to the Company’s risk factors since the 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On August 4, 2022, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15.0 million to $50.0 million (the “New Revolving Credit Facility”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate equal to the greater of 4.25% and prime rate plus 0.75% on the outstanding principal of each credit extension. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The maturity date of the 2022 A&R Agreement is June 30, 2024. The New

Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing date	Filed furnished herewith
2.1	Agreement and Plan of Merger, dated June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2, and Innovid.	8-K	001-40048	2.1	06/29/21
3.1	Certificate of Incorporation of Innovid.	10-K	001-40048	3.1	03/18/22
3.2	Bylaws of Innovid Corp.	8-K	001-40048	3.2	12/06/21
4.1	Specimen Common Stock Certificate of Innovid Corp.	8-K	001-40048	4.1	12/06/21
4.2	Specimen Warrant Certificate of Innovid Corp.	8-K	001-40048	4.2	12/06/21
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40048	4.1	02/18/21
10.1	Amended and Restated Loan and Security Agreement, by and among Silicon Valley Bank and each of the Borrowers, dated August 4, 2022.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVID CORP.

Date: August 10, 2022	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: August 10, 2022	By:	/s/ Tanya Andreev-Kaspin
Tanya Andreev-Kaspin
Chief Financial Officer