Form 10-Q
period 2022-09-30
Innovid Corp.
filed 2022-11-14
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 133,650,579 shares of common stock as of November 10, 2022.

BASIS OF PRESENTATION
Unless otherwise stated in this prospectus or the context otherwise requires:
“Advertising Services” means ad serving, creative and measurement services;
“APAC” means Asia-Pacific region.
“Acquisition date” means the completion of the acquisition of TVS on February 28, 2022;
“CEO” means Chief Executive Officer.
“CFO” means Chief Financial Officer.
“Closing” means the closing of the Transaction.
“Common stock” means Innovid common stock, par value $0.0001 per share;
“Company,” “we,” “us” and “our” refers to Innovid Corp. and its subsidiaries.
“COVID-19” means the novel coronavirus which began in 2019;
“CTV” means connected TV.
“EMEA” means Europe, the Middle East and Africa region.
“Forward Purchase Agreements” means the forward purchase agreements entered into, or amended and restated, by ION on January 26, 2021;
“US GAAP” means accounting principles generally accepted in the United States of America.
“Innovid” or “Innovid Corp.” means Innovid Corp., a Delaware corporation.
“Innovid Inc.” or “Legacy Innovid” means Innovid, Inc., a Delaware corporation.
“ION” means ION Acquisition Corp 2 Ltd. prior to the Transaction.
“ION IPO” means ION’s initial public offering that was consummated on February 16, 2021.
“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.
“LATAM” means Latin American region.
“Legacy Plan” means Legacy Innovid’s stock option plan.
“Merger Agreement” means the Agreement and Plan of Merger dated June 24, 2021, by and among ION, Innovid, Inc., Merger Sub 1 and Merger Sub 2;
“Merger Sub 1” means Inspire Merger Sub 1, Inc., a Delaware corporation and a direct wholly owned subsidiary of ION.
“Merger Sub 2” means Inspire Merger Sub 2, LLC, a Delaware Limited Liability Company and a direct wholly owned subsidiary of ION.
“Mergers” mean Merger 1 and Merger 2, collectively, of Merger Sub 1 and Merger Sub 2, respectively.
“NYSE” means the New York Stock Exchange.
“Nielsen Claim” a lawsuit filed in the United States District Court for the Western District of Texas on March 4, 2022, by Nielsen, LLC suit against TVS alleging infringement of US Patent No. 10,063,378.
“PIPE Financing” means the purchase of shares of our common stock pursuant to the Subscription Agreements, and the purchase of shares of our common stock and warrants pursuant to the Forward Purchase Agreements.

“PIPE Investment” means the issuance and sale of $200,000,000 of common stock in a private placement to the PIPE Investors pursuant to the Subscription Agreements.
“PIPE Investors” mean those certain investors participating in the PIPE Financing pursuant to the Subscription Agreements and the Forward Purchase Agreements.
“Private Placement Warrants” means warrants which were not transferable, assignable or salable until 30 days after the completion of the Transaction and exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchaser or its permitted transferees.
“SEC” means the United States Securities and Exchange Commission.
“SSIG” means the Special Situations Investing Group II, LLC.
“SSP” means stand-alone selling price.
“Subscription Agreements” means the subscription agreements dated June 24, 2021, the “Initial Subscription Agreements” and October 18, 2021 the “Additional Subscription Agreements” pursuant to which (together with the Forward Purchase Agreements) the PIPE Financing will be consummated;
“Transaction” means the Mergers and the related transactions contemplated by the Merger Agreement.
“TVSquared” or “TVS” means TV Squared Limited.
“US” means United States of America.
“warrants” means the redeemable warrants (including those that underlie the units) that were offered and sold by ION in its initial public offering and registered pursuant to the IPO registration statement or the redeemable warrants of Innovid Corp. issued as a matter of law upon the conversion thereof following the Transaction, as context requires.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business. These statements are based on the beliefs and assumptions of the management of Innovid. Although Innovid believes that its plans, intentions, and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Form 10-Q, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
Should one or more of several known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should therefore not place undue reliance on these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
• our public securities’ potential liquidity and trading.
• our ability to raise financing in the future.
• our success in retaining or recruiting, or changes required in, our officers, key employees or directors.
• changes in applicable laws or regulations.
• our ability to maintain and expand relationships with advertisers.
• decreases and/or changes in CTV audience viewership behavior.
• Innovid’s ability to make the right investment decisions and to innovate and develop new solutions.
• the accuracy of Innovid’s estimates of market opportunity, forecasts of market growth and projections of future financial performance.
• the extent of investment required in Innovid’s sales and marketing efforts.
• Innovid’s ability to effectively manage its growth.
• sustained overall demand for advertising.
• the impact of the COVID-19, related supply chain issues and an increased rate of inflation.
• the continued acceptance of digital advertising by consumers and the impact of opt-in, opt-out or ad-blocking technologies.
• Innovid’s ability to scale its platform and infrastructure to support anticipated growth and transaction volume.
• the impact of increasing competition in the digital advertising space, including with competitors who have significantly more resources.
• other risks and uncertainties indicated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 18, 2022 (the “2021 Annual Report”) as updated in later SEC filings, including those set forth under the section titled “Risk Factors.”
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether because of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I
Item 1. Financial Statements
INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,509	$156,696
Trade receivables, net (allowance for doubtful accounts of $69 and $81 at September 30, 2022 and December 31 2021, respectively)	40,223	35,422
Prepaid expenses and other current assets	3,812	3,131
Total current assets	90,544	195,249
NON-CURRENT ASSETS:
Long-term deposit	310	310
Long-term restricted deposits	406	462
Property and equipment, net	11,719	4,840
Goodwill	114,678	4,555
Intangible assets, net	34,206	—
Operating lease right of use asset	3,217	—
Other non-current assets	795	116
Total non-current assets	165,331	10,283
TOTAL ASSETS	$255,875	$205,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	2,950	5,026
Employees and payroll accruals	10,682	7,742
Accrued expenses and other current liabilities	6,573	3,082
Current portion of long-term debt	—	6,000
Lease liabilities - current portion	1,904	—
Total current liabilities	22,109	21,850
NON-CURRENT LIABILITIES:
Long-term debt	15,000	—
Lease liabilities - non-current portion	2,279	—
Other non-current liabilities	3,918	3,455
Warrants liability	7,590	18,972
Total non-current liabilities	28,787	22,427
TOTAL LIABILITIES	50,896	44,277
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 500,000,000 at September 30, 2022 and December 31, 2021; Issued and outstanding: 133,492,514 and 119,017,380 at September 30, 2022 and December 31, 2021, respectively	13	12
Additional paid-in capital	352,423	293,719
Accumulated deficit	(147,457)	(132,476)
Total stockholders’ equity	204,979	161,255
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,875	$205,532
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$34,469	$23,469	$93,419	$64,324
Cost of revenues (1)	8,534	4,548	21,811	12,359
Research and development (1)	7,312	5,342	24,276	16,698
Sales and marketing (1)	13,726	8,689	38,397	23,366
General and administrative (1)	9,046	3,982	30,456	10,561
Depreciation, amortization and impairment	1,882	156	3,481	487
Operating (loss) profit	(6,031)	752	(25,002)	853
Finance expenses (income), net	4,962	707	(10,655)	3,878
(Loss) profit before taxes	(10,993)	45	(14,347)	(3,025)
Taxes on income	839	304	634	829
Net loss	(11,832)	(259)	(14,981)	(3,854)

Accretion of preferred stock to redemption value	—	(8,189)	—	(52,993)
Net loss attributable to common stockholders	$(11,832)	$(8,448)	$(14,981)	$(56,847)
Net loss per stock attributable to common stockholders (2)
Basic	$(0.09)	$(0.45)	$(0.12)	$(4.32)
Diluted	$(0.09)	$(0.45)	$(0.12)	$(4.32)
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders (2)
Basic	132,959,511	18,849,710	129,768,724	13,157,022
Diluted	132,959,511	18,849,710	129,768,724	13,157,022
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation and amortization presented separately.
(2) Prior period results have been adjusted to reflect the exchange of Innovid Inc’s common stock for Innovid Corp’s common stock at an exchange ratio of approximately 1.337 because of the Transaction. See Note 3 for further details.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except stock data)

	Temporary equity		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2020,	73,690,340	$86,997	16,275,609	$2	1,914,328	$(1,629)	$10	$(48,113)	$(49,730)
Accretion of preferred stock to redemption value	—	23,728	—	—	—	—	(586)	(23,142)	(23,728)
Stock-based compensation	—	—	—	—	—	—	280	—	280
Stock options exercised	—	—	761,697	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	(1,936)	(1,936)
Balance as of March 31, 2021 (unaudited)	73,690,340	110,725	17,037,306	2	1,914,328	(1,629)	10	(73,191)	(74,808)
Accretion of preferred stock to redemption value	—	21,076	—	—	—	—	(1,500)	(19,576)	(21,076)
Stock-based compensation	—	—	—	—	—	—	1,440	—	1,440
Stock options exercised	—	—	1,281,999	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	—	(1,659)	(1,659)
Balance as of June 30, 2021 (unaudited)	73,690,340	131,801	18,319,305	2	1,914,328	(1,629)	11	(94,426)	(96,042)
Accretion of preferred stock to redemption value	—	8,189	—	—	—	—	(1,105)	(7,084)	(8,189)
Stock-based compensation	—	—	—	—	—	—	591		591
Stock options exercised	—	—	766,664	—	—	—	513		513
Net loss	—	—	—	—	—	—		(259)	(259)
Balance as of September 30, 2021 (unaudited)	73,690,340	$139,990	19,085,969	$2	1,914,328	$(1,629)	$10	$(101,769)	$(103,386)

	Temporary equity		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2021	—	—	119,017,380	$12	—	—	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	—	—	11,549,465	1	—	—	47,151	—	47,152
Stock-based compensation	—	—	—	—	—	—	1,496	—	1,496
Stock options exercised	—	—	1,521,927	—	—	—	462	—	462
Net loss	—	—	—	—	—	—	—	(7,449)	(7,449)
Balance as of March 31, 2022 (unaudited)	—	—	132,088,772	13	—	—	342,828	(139,925)	202,916
Stock-based compensation	—	—	—	—	—	—	4,628	—	4,628
Stock options exercised	—	—	322,943	—	—	—	174	—	174
Net profit	—	—	—	—	—	—	—	4,300	4,300
Balance as of June 30, 2022 (unaudited)	—	—	132,411,715	13	—	—	347,630	(135,625)	212,018
Stock-based compensation	—	—	—	—	—	—	4,612	—	4,612
Stock options and RSUs exercised	—	—	1,080,799	—	—	—	181	—	181
Net loss	—	—	—	—	—	—	—	(11,832)	(11,832)
Balance as of September 30, 2022 (unaudited)	—	—	133,492,514	$13	—	—	$352,423	$(147,457)	$204,979
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(14,981)	$(3,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	3,481	487
Stock-based compensation	9,956	2,311
Change in fair value of warrants	(11,382)	3,191
Changes in operating assets and liabilities
(Increase)/ decrease in trade receivables, net	(1,294)	581
(Increase)/ decrease in prepaid expenses and other current assets	514	(1,587)
Increase/ (decrease) in trade payables	(1,032)	710
Decrease in operating lease right of use assets	1,332	—
Increase in employees and payroll accruals	2,227	355
Decrease in operating lease liabilities	(1,782)	—
Increase in accrued expenses and other current liabilities	2,872	852
Net cash (used in)/ provided by operating activities	(10,089)	3,046
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(99,568)	—
Internal use software capitalization	(6,975)	(1,049)
Purchase of property and equipment	(282)	(378)
Founders' note receivable	—	(459)
Decrease (increase) in deposits	38	(58)
Net cash used in investing activities	(106,787)	(1,944)
Cash flows from financing activities:
Repayment of acquisition liability	—	(126)
Proceeds from loans	9,000	—
Repayment of loans	—	(3,033)
Payment of SPAC merger transaction costs	(3,185)	—
Proceeds from exercise of options	817	882
Net cash (used in)/ provided by financing activities	6,632	(2,277)
Decrease in cash, cash equivalents and restricted cash	(110,243)	(1,175)
Cash, cash equivalents and restricted cash at the beginning of the period	157,158	16,092
Cash, cash equivalents and restricted cash at the end of the period	$46,915	$14,917
Supplemental disclosure of cash flows activities:
(1) Cash paid during the period for:
Income taxes paid, net of tax refunds	$727	$216
Interest	$371	$189
(2) Non-cash transactions:
Business combination consideration paid in stock	$47,152	$—
Accretion of preferred stock to redemption value	—	$52,993
Deferred offering cost included in accrued liabilities	—	$2,406
Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	46,509	14,472
Long-term restricted deposits	406	445
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$46,915	$14,917
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

NOTE 1: - OVERVIEW
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
On November 30, 2021, ION and Innovid Inc. (“Legacy Innovid”) closed the transaction as described below (the “Transaction”). Through several merges and name change Innovid Corp. was established and continues Legacy Innovid operating activity.
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
On February 28, 2022, the Company completed the acquisition of all outstanding shares of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. The Company acquired all the equity of TVSquared for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement. See Note 3 for further details.
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
Innovid Corp. has subsidiaries in the US, Israel, Argentina, the UK, Germany and Australia.
NOTE 2: - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The condensed consolidated balance sheet on December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Unaudited			Unaudited
	Under previous classification	Effect of change	As reported	Previously reported	Effect of change	As adjusted
Cost of revenues	$9,505	$(971)	$8,534	$4,569	$(21)	$4,548
Operating expenses:
Research and development	7,920	(608)	7,312	5,426	(84)	5,342
Sales and marketing	13,958	(232)	13,726	8,735	(46)	8,689
General and administrative	9,117	(71)	9,046	3,987	(5)	3,982
Depreciation, amortization and impairment	$—	$1,882	$1,882	$—	$156	$156

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Unaudited			Unaudited
	Under previous classification	Effect of change	As reported	Previously reported	Effect of change	As adjusted
Cost of revenues	$23,782	$(1,971)	$21,811	$12,418	$(59)	$12,359
Operating expenses:
Research and development	25,031	(755)	24,276	16,932	(234)	16,698
Sales and marketing	38,967	(570)	38,397	23,534	(168)	23,366
General and administrative	30,641	(185)	30,456	10,587	(26)	10,561
Depreciation, amortization and impairment	$—	$3,481	$3,481	$—	$487	$487
(c)Use of estimates:
The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The COVID-19 pandemic created, and continues to create significant uncertainty in macroeconomic conditions, including supply chain disruptions and labor shortages. Further, other global events such as the war in the Ukraine and the current macro-economic inflationary environment could have an impact on our customers. Based on public reporting and our observations, some advertisers in certain industries decreased and may continue to decrease their short-term advertising spending considering some or all of these factors. This in turn could negatively impact our revenues from such advertisers.
The Company has considered the impact of COVID-19 and other global events on its estimates and assumptions and determined that there were no material adverse impacts on the unaudited interim condensed consolidated financial statements for the three and nine-month period ended September 30, 2022 (unaudited). As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization is presented within depreciation and amortization in the condensed consolidated statements of operations. During the three and nine-month period ended September 30, 2022 (unaudited), the Company capitalized $3,749 and $7,755, respectively, related to internal-use software cost. In the third quarter of 2022, the Company recorded impairment charges of $537 related to an abandonment of certain projects for internal-use software. It is presented within depreciation, amortization and impairment in the condensed consolidated statement of operations. During the three-months period ended September 30, 2021, the Company capitalized $1,049 in internal-use software cost. There were no impairments of capitalized software costs in 2021.
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
(f)Goodwill and intangible assets:
Goodwill and certain other purchased intangible assets have been recorded in the Company's condensed consolidated financial statements because of acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is subject to an impairment test.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than it carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than it carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. For the three and nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited), no impairments of goodwill were recorded.
Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Intangible assets with a finite useful life are amortized over their useful life and reviewed for impairment whenever there is an indication that the asset may be impaired. For the three and nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited), no impairments of intangible assets were recorded.
Technology and trade name are being amortized over the estimated useful life of approximately 6 and 8 years, respectively, using straight-line amortization method.
The amortization of trade name, customer relationships and technology is presented within depreciation, amortization and impairment in the condensed consolidated statement of operations.
(g)Fair value of financial instruments:
The Company applies a fair value framework to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees, and payroll accruals, accrued expenses and other current liabilities and current portion of long-term debts. Their historical carrying amounts are approximate fair values due to the short-term maturities of these instruments.
The Company measures its investments in money market funds classified as cash equivalents and warrants liability at fair value.
The following table present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022
	(Unaudited)
	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,250	$—	$—
Liabilities:
Warrants liability	$1,518	$—	$6,072

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,515	$—	$—
Liabilities:
Warrants liability	$3,510	$—	$15,462
The change in the fair value of the Level 3 warrant liability is summarized below:

	September 30,	December 31,	September 30,
	2022	2021	2021
	(Unaudited)		(Unaudited)
Beginning of the period	$15,462	$499	$499
Additions*	—	18,427	—
Change in fair value	(9,390)	1,616	3,191
Conversion of Legacy Innovid Warrants on the Closing of the Transaction	—	(5,080)	—
End of the period	$6,072	$15,462	$3,690
* Additions during the year ended December 31, 2021, represent Company Warrant liability assumed in the Transaction. See Note 5 for further details.
As of September 30, 2022 (unaudited), the Company’s warrants liability includes warrants that were originally issued in connection with the ION IPO, which were transferred to the Company as part of the Closing. The Company Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. The Company has determined that the fair value of the Public Warrants at a specific date is determined by the closing price of the Company’s Public Warrants, traded under the symbol “CTVWS” and within Level 1 of the fair value hierarchy. The closing quoted price of the Public Warrants was $0.48 and $1.11 as of September 30, 2022 (unaudited) and December 31, 2021, respectively. The fair value of the Public Warrants was $1,518 and $3,510 as of September 30, 2022 (unaudited) and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses (income), net” in the condensed consolidated statements of operations.
The Private Placement Warrants are classified as Level 3 as of September 30, 2022 (unaudited) and continue to be valued using the Black-Scholes option pricing model. The fair value of the Private Placement Warrants was $6,072 and $15,462 as of September 30, 2022 (unaudited) and December 31, 2021, respectively. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses (income), net” in the condensed consolidated statements of operations.
The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Risk-free interest rate	4.10%	1.24%
Expected dividends	—%	—%
Expected term (years)	4.2	4.9
Expected volatility	80%	55%
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
Most of the Company’s cash and cash equivalents are invested in deposits with major banks in US and Israel. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
The Company’s trade receivables, net is mainly derived from sales to customers located in the APAC, EMEA, and LATAM. The Company mitigates its credit risks by performing an ongoing credit evaluations of its customers’ financial conditions.
The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
Two of the Company’s customers accounted for more than 10% of the Company’s total revenues during the three months ended September 30, 2022 and one customer during the three months ended September 30, 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer A	12%	*)	10%	*)
Customer B	13%	*)	*)	*)
*) less than 10%
(i)Warrants:
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480 and meet all the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses (income), net” in the condensed consolidated statements of operations.
(j)Revenue recognition:
The Company generates revenues from providing Advertising Services to advertisers, publishers, and media agencies. The services focus on standard, interactive and data driven digital video advertising. The Company’s revenue streams are ad serving, creative and measurement services. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units. The Company also provides measurement services through access to a measurement application in real time or by delivery of a report. Measurement services relate to analytics of advertisements and campaigns.

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
Revenues related to creative services are recognized at a point in time when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
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
The Company’s accounts receivable, consist primarily of receivables related to providing ad serving, creative and measurement services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
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
Ad serving and creative services were 77.2% and 98.8% of the Company’s revenues for the three months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited), respectively, and were 80.9% and 98.6% of the Company’s revenues for the nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited). Measurement services were 22.5% and 1.1% for the three months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited), respectively, and were 18.8% and 0.9% of the Company’s revenues for the nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited).
Costs to obtain a contract:
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company did not capitalize any contract costs during the nine months ended September 30, 2022 (unaudited) and September 30, 2021 (unaudited), respectively.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
(k)Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued the ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the previous lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Innovid adopted the standard in the first quarter of 2022 using the modified retrospective method. Results for reporting periods beginning after December 31, 2021, have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting. The cumulative effect of initially applying the new leases standard was recognized as an adjustment to the opening interim condensed consolidated balance sheet as of January 1, 2022 (unaudited).
The Company elected a package of practical expedients for leases that commenced prior to January 1, 2022, and did not reassess historical conclusions on: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases.
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
Other guidance that has been issued since the end of our previous reporting period is not expected to have an impact on the Company’s condensed consolidated financial statements.
NOTE 3: - TRANSACTION AND BUSINESS COMBINATION
Business Combination
On February 28, 2022, the Company completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of Scotland. The Company acquired all the equity of TVS for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement.
The Company, through this acquisition, added a real-time, cross-platform service to its offerings, including measurement outcomes such as frequency and unique unduplicated reach and performance metrics. The combination of ad serving, and cross-platform measurement enables the buy- and sell-sides to solve fragmentation by unlocking a complete picture of advertising across the linear TV, CTV and digital video marketplaces.
The acquisition of TVS has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired, and liabilities assumed, have not yet been finalized as of September 30, 2022 (unaudited). As a result, Innovid recorded preliminary estimates for the fair value of assets acquired and liabilities assumed as of the acquisition date. After the acquisition date, the Company made certain measurement period adjustments to the preliminary purchase price allocation.
Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value of intangible assets, goodwill, and income taxes among other items. Refer to Note 9 for disclosure related to measurement period adjustments as it relates to taxes. The completion of the valuation will occur no later than one year from the acquisition date.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (unaudited):

Total value
Cash and cash equivalents	$5,318
Accounts receivables	3,507
Other current assets	1,912
Property and equipment	154
Total tangible assets	10,891
Technology	17,075
Customer relationships	14,700
Trade name	4,600
Goodwill	110,123
Total assets acquired	157,389
Less: Deferred tax liabilities	(1,624)
Less: Other assumed liabilities	(3,727)
Net assets acquired	$152,038
Intangible assets relate to technology, trade name and customer relationship of $17,075, $4,600, and $14,700, respectively. These are being amortized over the estimated useful life of approximately 6 years, 8 years, and 11 years, respectively. The estimated fair values of identifiable intangible assets were determined using the "income approach", which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, competitive trends impacting the asset and each cash flow stream, as well as other factors.
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recognized from the acquisition of TVS represents the value of additional growth potential of the revenue base from the creation of a single combined global organization and synergies related to combined IT efforts for enhancement of the existing and acquired technologies. The goodwill is not deductible for tax purposes.
In addition to the purchase consideration, the Company entered cash compensation arrangements with certain employees, which amounted to $9,700 in aggregate and are subject to certain performance and employment conditions following the acquisition date.
The Company incurred total transaction costs of $5,033 for the acquisition, of which $4,873 was incurred for the nine months ended September 30, 2022 (unaudited). Acquisition related transaction costs include legal, accounting fees and other professional costs directly related to the acquisition and are recognized in “general and administrative” in the condensed consolidated statements of operations.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Pro Forma Financial Information (unaudited)
The following table presents the unaudited pro forma combined results of Innovid and TVS for the three months and nine months ended September 30, 2022, and 2021 as if the acquisition of TVS had occurred on January 1, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$34,469	$29,486	$97,736	$80,044
Net loss	(11,832)	(1,826)	(11,205)	(21,330)
The unaudited pro forma interim condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Innovid and TVS. In order to reflect the occurrence of the acquisition on January 1, 2021, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired and the reclassification of acquisition-related costs incurred during the three months and nine months ended September 30, 2022 (unaudited) to the three months and nine months ended September 30, 2021 (unaudited). The unaudited pro forma financial information is not necessarily indicative of what the condensed consolidated results of operations would have been had the acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company.
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
Upon the Closing of the Transaction, among other things:
All outstanding shares of Legacy Innovid common stock, Legacy Innovid redeemable convertible preferred stock, Legacy Innovid Warrants, and Secondary Sale Transaction of 6,885,486 shares to PIPE investors, were exchanged for 93,787,278 shares of common stock in Innovid Corp.

Number of shares
Legacy Innovid common stock of January 1, 2021,	16,275,609
Warrant exercised	132,392
Stock option exercised	3,180,943
Conversion of redeemable convertible preferred stock into common stock	73,690,340
Conversion of Legacy Innovid Warrants	507,994
Exchanged into Innovid Corp. common stock on November 30, 2021	93,787,278
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

NOTE 4: - LEASES
Innovid's lease portfolio primarily consists of real estate properties and cars. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. Innovid does not separate lease components from non-lease components.
The Company is a lessee in all its lease agreements. The Company records lease liabilities based on the present value of lease payments over the lease term. Innovid generally uses an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company's control. Innovid includes optional renewal periods in the lease term only when it is reasonably certain that Innovid will exercise its option.
Variable lease payments are primarily related to payments to lessors for taxes, maintenance, insurance, and other operating costs. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.
The Company has the following operating ROU assets and lease liabilities:

	September 30, 2022
	(Unaudited)
	ROU assets	Lease liabilities
Real Estate	$3,187	$4,156
Cars	30	27
Total operating leases	$3,217	$4,183

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

September 30, 2022
(Unaudited)
Lease liabilities
Current lease liabilities	$1,904
Non-current lease liabilities	2,279
Total lease liabilities	$4,183
The following table summarizes the lease costs recognized in the interim condensed consolidated statement of operations:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	(Unaudited)	(Unaudited)
Operating lease cost	$466	$1,413
Short term lease cost	126	334
Variable lease cost	10	20
Total lease cost	$602	$1,767
As of September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases are 2.4 years and 3.1%, respectively.
The following table presents supplementary cash flow information regarding the company's operating leases:

Nine months ended September 30, 2022
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$1,688
Right of use assets obtained in exchange for new operating lease liabilities	$—
Right of use assets obtained in exchange for operating lease liabilities upon lease modification	$610

The following table summarizes the future payments of Innovid for its operating lease liabilities:

September 30, 2022
(Unaudited)
2022 Remaining	$471
2023	2,160
2024	1,035
2025	695
Total undiscounted lease payments	$4,361
Less: Interest	(178)
Total lease liabilities - operating	$4,183

NOTE 5: - WARRANTS LIABILITY
Company Warrants
As of September 30, 2022 (unaudited), the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding.

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
•in whole and not in part.
•at a price of $0.01 per warrant.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part.
•at a price of $0.10 per warrant.
•upon a minimum of 30 days’ prior written notice of redemption; if holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Innovid Corp. ordinary shares; and
•if, and only if, the closing price of the Innovid Corp. ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
If the Company calls these Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.
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
The Company Warrants’ fair value as of September 30, 2022 (unaudited) and December 31, 2021 was $7,590 and $18,972, respectively. Gains and losses related to the Company’s Warrants are recognized in “Finance expenses (income), net”. See Note 9 for further details.
NOTE 6: - CREDIT LINE AND OTHER BORROWINGS
Credit Line:
On August 4, 2022, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate equal to the greater of 4.25% and prime rate plus 0.75% on the outstanding principal of each credit extension. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The Company will also pay non-refundable commitment fees of $40 and $75 at inception and first anniversary date, respectively. The maturity date of the 2022 A&R Agreement is June 30, 2024. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” are determined as the Company’s unrestricted cash plus accounts receivable, net, and is determined according to US GAAP. The Company is also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement if the Company does not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
As of September 30, 2022 (unaudited), the Company is in compliance with all the covenants.
As of September 30, 2022 (unaudited), the Company utilized $15,000 of the $50,000 credit line, $6,000 of which was drawn during 2020 and $9,000 was drawn during the second quarter of 2022. Interest expenses are recognized in “Finance expenses (income), net”. See Note 9 for further details.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
NOTE 7: - COMMITMENTS AND CONTINGENT LIABILITIES
(a)Pledges and bank guarantees:
1.In conjunction with the credit agreement and its amendments (see Note 6), Innovid pledged 65,000 common stock of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Company’s subsidiaries pledged bank deposits in an aggregate amount of $862 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.
(b)Legal contingencies:
On March 4, 2022, the Nielsen Claim was filed by Nielsen, LLC against TVS. TVS has filed its answer to the complaint and has also filed an opposed motion to transfer venue to the Southern District of New York. That motion is scheduled to be heard on November 14, 2022 and if unsuccessful the following hearing in the current venue would be scheduled for January 2023. The plaintiff has not specified the amount sought in the litigation.

NOTE 8: - STOCK-BASED COMPENSATION
Stock-based compensation expense is principally related to awards issued to employees pursuant to the Legacy Innovid Stock Option Plan (“Legacy Plan”) and 2021 Innovid Corp. Incentive Plan (“2021 Plan”) and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of goods sold	$307	$14	$795	$34
Research and development	1,039	90	2,438	319
Sales and marketing	1,391	128	3,500	400
General and administrative	1,546	145	3,095	1,285
Total	$4,283	$377	$9,828	$2,038
In connection with the awards granted to service providers and non-employee consultants, the Company recorded stock compensation expenses in the amount of $40 and $214 during the three months ended September 30, 2022 (unaudited) and 2021 (unaudited), respectively, and in the amount of $225 and $273, during the nine months ended September 30, 2022 (unaudited) and 2021 (unaudited), respectively. The majority of these expenses in 2022 were recorded in research and development and sales and marketing. The majority of these expenses in 2021 were recorded in general and administrative expenses. During the three and nine-month period ended September 30, 2022 (unaudited), the Company capitalized stock-based compensation expense of $290 and $780, respectively, in internal-use software cost. The Company stock-based compensation expense related to internal-use software cost for the same period in 2021 were immaterial.
Stock Options
Stock options may be granted to officers, directors, employees, and non-employee consultants of the Company. Each option granted under the Plan expires no later than 10 years from the date of grant. The options vest usually over four years from commencement of employment or services. Any options, which are forfeited or not exercised before expiration, become available for future grants.
In connection with the TVS acquisition, Innovid issued 949,893 stock options to holders of TVS options for replacement options. These options were fully vested upon issuance due to acceleration upon acquisition and therefore do not require future service for vesting. The Company attributed a total amount of $152 to post acquisition service and recorded it as stock compensation expenses immediately after the acquisition closed. See Note 3 for further details.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the employees’ stock option activity under the Legacy Plan and 2021 Plan for the nine months ended September 30, 2022 (unaudited) is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	11,122,648	$0.82	6.87	$64,818
Transfer between employee and consultant	40,118	0.64
Granted	2,041,956	2.09
Granted in acquisition	949,893	0.31
Forfeited	(118,837)	1.10
Expired	(18,653)	0.90
Exercised	(2,845,702)	0.28
Outstanding at end of period	11,171,423	$1.14	7.62	$17,515
Exercisable options at end of period	6,587,903	$0.71	6.76	$13,202
A summary of the consultants’ stock option activity under the Legacy Plan for the nine months ended September 30, 2022 (unaudited) is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	179,627	$0.31	2.34	$1,139
Transfer between employee and consultant	(40,118)	0.64
Forfeited	(460)	2.81
Exercised	(69,298)	0.30
Outstanding at end of period	69,751	$0.48	4.45	$156
Exercisable options at end of period	62,227	$0.46	4.12	$144
As of September 30, 2022 (unaudited), the Company had approximately $5,401 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.02 years.
Restricted Stock Units
In connection with the Company’s transition to its next life-cycle stage post Transaction, Restricted Stock Units (“RSUs”) may be granted to officers, directors, employees, and non-employee consultants of the Company, and generally vest over a three- or four-year period.
A summary of the employees’ RSU activity under the 2021 Plan for the nine months ended September 30, 2022 (unaudited) is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	—	—
Granted	8,446,838	5.98
Released	(10,669)	6.60
Forfeited	(778,388)	6.46
Outstanding at end of period	7,657,781	$5.93

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the consultants’ RSU activity under the 2021 Plan for the nine months ended September 30, 2022 (unaudited) is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	—	—
Granted	176,151	6.52
Forfeited	(5,387)	6.60
Outstanding at end of period	170,764	$6.51
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.
As of September 30, 2022 (unaudited), $37,341 of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.20 years.

NOTE 9: - FINANCE EXPENSES (INCOME), NET
The Company recognizes the gains and losses from the remeasurement of the warrants liability related to Public Warrants and Private Placement Warrants in “Finance expenses (income), net” in the condensed consolidated statements of operations. The unrealized (loss)/gain from changes in the fair value of the Company Warrants for the three months and nine months period ended September 30, 2022 (unaudited) was ($4,564) and $11,382, respectively.
The Company also recognized interest expenses in “Finance expenses (income), net” in the condensed consolidated statements of operations. Interest expenses for the three months ended September 30, 2022 (unaudited) and 2021 (unaudited) were $234 and $63, respectively. Interest expenses for the nine months ended September 30, 2022, and 2021 were $371 and $197, respectively.

NOTE 10: - INCOME TAX
The Company recorded a provision for income taxes of $839 and $304 for the three months ended September 30, 2022 and 2021, respectively. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law. The majority of the expense is related to “discrete” items related to the expected current tax expense (federal, state and withholding tax) for loss companies which are excluded from the forecasted tax rate.

NOTE 11: - SEGMENT REPORTING
The Company operates as one operating segment, which primarily focuses on advertising, measurement, and creative services. Our CEO is the chief operating decision-maker, and manages and allocates resources to the operations of the Company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and R&D projects based on needs and, as necessary, reallocate resources among the Company’s internal priorities and external opportunities to best support the long-term growth of the business.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Revenue by geographical location are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US	$31,579	$21,324	$84,531	$58,270
Canada	390	345	880	799
APAC	1,013	790	2,969	2,182
EMEA	1,280	619	4,323	1,842
LATAM	207	391	716	1,231
Total revenues	$34,469	$23,469	$93,419	$64,324
The Company’s long-lived tangible assets by geographical location is as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Israel	$2,823	$1,495
US	11,542	3,051
Rest of the World	571	294
Total	$14,936	$4,840

NOTE 12: - BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net profit (loss)	(11,832)	(259)	(14,981)	(3,854)
Accretion of preferred stock to redemption value	—	(8,189)	—	(52,993)
Net profit (loss) attributable to common stockholders - basic and diluted	$(11,832)	$(8,448)	$(14,981)	$(56,847)
Denominator:
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders –
Basic weighted average number of shares outstanding	132,959,511	18,849,710	129,768,724	13,157,022
Diluted weighted average number of shares outstanding	132,959,511	18,849,710	129,768,724	13,157,022
Net profit (loss) per stock attributable to common stockholders –
Basic	$(0.09)	$(0.45)	$(0.12)	$(4.32)
Diluted	$(0.09)	$(0.45)	$(0.12)	$(4.32)
Net loss per share calculations and potentially dilutive security amounts for all periods prior to the Transaction have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Transaction to affect the reverse recapitalization.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net profit (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		0	Nine months ended September 30,
	2022	2021		2022	2021
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Preferred stock	—	73,690,340		—	73,690,340
Unvested RSU outstanding	7,827,545	—		7,827,545	—
Options outstanding	11,241,174	11,774,686		11,241,174	11,774,686
Warrants outstanding	10,222,500	680,271		10,222,500	680,271

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q contains forward-looking statements rather than historical facts that involve risks and uncertainties. You can identify these statements using forward- looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition. However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results, and financial condition. The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Company Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV ads across CTV, mobile TV, and desktop TV environments. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. Our acquisition of TVSquared, an independent global measurement and attribution platform for CTV added a real-time, cross-platform service to our offerings, including measurement of outcomes such as frequency and unique unduplicated reach and performance metrics. The combination of ad serving, and cross-platform measurement enables the buy- and sell-sides to solve fragmentation by unlocking a complete picture of advertising across the linear TV, CTV and digital video marketplaces and will allow us to capitalize further on the growth of CTV by enabling us to create a new independent currency-grade standard for cross-platform TV measurement, powered by the scale and automation of a global ad server. Our measurement services are now consolidated in InnovidXP, our new global measurement platform built for CTV.
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
We target clients comprised of the largest global TV advertisers. As of September 30, 2022, our blue-chip advertiser client base included over 50% of the top 200 brands by TV US advertising spend according to Kantar Media and Winmo. In addition, we work closely with the top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos., and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, financial services, automotive, and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions or facilitate the purchasing of advertisement inventory. We are able to maintain our independence and remain free of potential buying conflicts because we do not make ad buying or selling decisions.
Innovid serves customers globally through a delivery footprint covering over 70 countries. In the three months ended September 30, 2021, and 2022, non-US customers generated approximately 9% and 8% of the Company’s total revenue, respectively. In the nine months ended September 30, 2021, and 2022, respectively, non-US customers generated approximately 9% and 10% of total revenue in both periods.
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

The Transaction
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd., a special purpose acquisition company, in Cayman Islands on November 23, 2020, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or business combinations.
On November 30, 2021, ION and Innovid Inc. closed the transaction as further described in this Form 10-Q. Through several mergers and a name change, Innovid Corp. was formed. ION entered into certain subscription agreements in June and October 2021 (“PIPE Investment”). The mergers and PIPE Investment are collectively referred to as “the Transaction”. Innovid Corp. is the public company entity which continues Legacy Innovid’s operating activity.
The Company common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTVWS,” respectively, on December 1, 2021.
Business Combination
On February 28, 2022, we completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of Scotland. We acquired all the equity of TVS for an aggregate amount of approximately $100.0 million in cash, 11,549,465 shares of the Company common stock, and the issuance of 949,893 fully vested stock option subject to certain adjustments. Our measurement services are now consolidated in InnovidXP, our new global measurement platform built for CTV.

COVID-19 and Other Global Events
The COVID-19 pandemic created, and continues to create, significant uncertainty in macroeconomic conditions, including supply chain disruptions and labor shortages. Further, other global events such as the war in the Ukraine and the current macro-economic inflationary environment could have an impact our customers. Based on public reporting and our observations, some advertisers in certain industries decreased and may continue to decrease their short-term advertising spending considering some or all of these factors. This in turn could negatively impact our revenues from such advertisers.
We have considered the impact of COVID-19 and of other global events on our estimates and assumptions and determined that there were no material adverse impacts on the interim condensed consolidated financial statements for the three and nine months ended September 30, 2022. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

Key Factors Affecting Our Performance
There are several factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:
Continued market demand. Our performance is dependent on continued global demand across the advertising ecosystem for independent third-party ad serving and measurement of digital ads. Advertisers, programmatic platforms, social media channels and digital publishers are collectively placing increased emphasis on the quality and effectiveness of digital ad spend across all channels, formats, and devices.
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

CTV accounted for 54% of all video impression volume served in the three months ended September 30, 2022, up from 46% in the three months ended September 30, 2021. CTV impressions grew 36% year-over-year. Mobile impression volume decreased 1% year-over-year and in the three months ended September 30, 2022, accounted for 33% of all video impressions. Desktop increased 6% year-over-year and accounted for 13% of all video impressions served by Innovid in the same period. CTV accounted for 51% of all video impression volume served in the nine months ended September 30, 2022, up from 46% in the nine months ended September 30, 2021, and grew 32% year-over-year. Mobile increased 10% year-over-year and in the nine months ended September 30, 2022, accounted for 36% of all video impressions, and desktop increased 7% year-over-year and accounted for 13% of all video impressions served by Innovid in the same period.
Cross-selling of additional services. A key part of our overall business strategy is expanding revenue by cross selling our full range of Advertising Services to customers, who, for example, begin using our services with standard TV ads and then introduce personalized formats over time or who use InnovidXP and then go on to use our ad server services. The success of these efforts will impact our results of operations.

Other factors impacting our results
Global expansion: Most of our clients are global advertisers and operate at a significant scale. Innovid serves customers globally through a delivery footprint covering over 70 countries.
We intend to continue to grow our footprint in international markets to meet the needs of our global customer base. Our results of operations will be impacted by the success of our geographic expansion, and whether the expected ad spend growth in these markets materializes.
New client accounts: We intend to continue targeting new brand, media agency and digital publisher customers who are currently utilizing solutions provided by our competitors or point solutions. Our results of operations will be impacted by our ability to attract new customers.
Seasonality: We experience fluctuations in revenues that coincide with seasonal fluctuations in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers often allocate the largest portion of their media budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenues while the first quarter typically reflects our lowest level of revenues. We expect our revenues to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business. However, this traditional seasonality may also be impacted by certain external factors or major events that impact traditional television advertising patterns, such as the COVID-19 pandemic or other global events.
Public company costs: We are incurring additional legal, accounting, and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act as well as other rules implemented by the SEC and the NYSE. Our financial statements reflect the impact of these expenses.
Components of Results of Operations
Revenues
We generate revenues from providing Advertising Services to our customers: advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Our major revenue stream is ad serving. We also provide creative and measurement services.
Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity, and dynamic features to standard ad units. Measurement services, which have been augmented by the acquisition of TVS, provide real-time, cross-platform analysis, including measurement and outcomes such as reach, frequency and unique unduplicated reach, as well as performance metrics.

We generate most of our revenues from the sale and delivery of our products within the US. We anticipate that revenues from our US sales will continue to constitute a substantial portion of our revenues in future periods. For information with respect to sales by geographic markets, see Note 10, “Segment Reporting” to our unaudited condensed consolidated financial statements presented in Item 1. “Financial Statements and Supplementary Data”. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
Cost of revenues
Cost of revenues consists primarily of costs to run our ad serving, creative and measurement services. These costs include hosting fees, personnel costs including stock-based compensation, professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs and communication costs based on headcount.
Research and development
Research and development expenses consist primarily of personnel costs, including stock-based compensation, professional services costs, hosting, and facility related costs. We allocate overhead including rent and other facility related costs and communication costs based on headcount. We expect research and development expenses to increase in future periods to support our growth, including continuing to invest in optimization, accuracy and reliability of our platform and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments.
Product development expenses are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in property, plant, and equipment on our condensed consolidated balance sheet. We amortize capitalized software development costs to depreciation and amortization.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions, stock-based compensation, professional services costs, and facility related costs, as well as costs related to advertising, promotional materials, public relations, other sales and marketing programs. We allocate overhead, including rent and other facility related costs and communication costs based on headcount.
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
Prior period reclassification
Beginning in the second quarter 2022, we present depreciation and amortization expenses as a separate line item on our condensed consolidated statements of operations. All prior periods have been adjusted. Depreciation and amortization expenses were previously included in cost of sales and other operating expenses depending on the underlying asset’s function. Additionally, we no longer present gross profit as a subtotal on our condensed consolidated statements of operations. In accordance with generally accepted accounting principles, all periods presented below have been retrospectively adjusted to reflect the reclassification of cost of revenue and other operating expenses exclusive of depreciation and amortization. The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements, adjusted for this reclassification. Refer to “Part I - Item 1. Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies” for further information on prior period reclassification.

Results of Operations
Three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$34,469	100%	$23,469	100%	$93,419	100%	$64,324	100%
Cost of revenues	8,534	25%	4,548	19%	21,811	23%	12,359	19%
Research and development	7,312	21%	5,342	23%	24,276	26%	16,698	26%
Sales and marketing	13,726	40%	8,689	37%	38,397	41%	23,366	36%
General and administrative	9,046	26%	3,982	17%	30,456	33%	10,561	16%
Depreciation, amortization and impairment	1,882	5%	156	1%	3,481	4%	487	1%
Operating (loss) profit	(6,031)	(17)%	752	3%	(25,002)	(27)%	853	1%
Finance expenses (income), net	4,962	14%	707	3%	(10,655)	(11)%	3,878	6%
(Loss) profit before taxes	(10,993)	—	45	—%	(14,347)	(15)%	(3,025)	(5)%
Taxes on income	839	2%	304	1%	634	1%	829	1%
Net loss	$(11,832)	(34)%	$(259)	(1)%	$(14,981)	(16)%	$(3,854)	(6)%

Revenues
The growth and scaling of CTV was the key driver of Innovid’s revenue growth. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers.
Total revenue increased by 47% year-over-year, from $23.5 million in the three months ended September 30, 2021 to $34.5 million in the three months ended September 30, 2022. 21% of total quarterly revenue, $7.2 million, was attributed to TVS. Total revenue increased by 45% year-over-year, from $64.3 million in the nine months ended September 30, 2021 to $93.4 million in the nine months ended September 30, 2022. 18% of total nine months revenue, $16.5 million, was attributed to TVS.
Revenue excluding TVS was $27.3 million in the three months ended September 30, 2022, an increase of 16% from the three months ended September 30, 2021. Revenue excluding TVS was $76.9 million in the nine months ended September 30, 2022, an increase of 20% from the nine months ended September 30, 2021. The increases are driven primarily by growth in ad impressions delivered on our platform for both existing and new clients.
There was no meaningful impact of changes in average cost per impression on total revenue.
Cost of revenues (exclusive of depreciation and amortization shown below)

	Three months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$8,534	25%	$4,548	19%	$3,986	88%
Cost of revenue increased by $4.0 million, or 88%, from $4.5 million in the three months ended September 30, 2021, to $8.5 million in the three months ended September 30, 2022, primarily driven by a $2.3 million increase in serving and hosting fees and a $1.3 million increase in personnel costs due to a higher headcount, both to support our increased volumes and reflecting our business following the TVS acquisition.

	Nine months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$21,811	23%	$12,359	19%	$9,452	76%
Cost of revenue increased by $9.5 million, or 76%, from $12.4 million in the nine months ended September 30, 2021, to $21.8 million in the nine months ended September 30, 2022, primarily driven by a $4.3 million increase in serving and hosting fees and a $3.7 million increase in personnel costs due to a higher headcount, both to support our increased volumes and reflecting our business following the TVS acquisition.
Research and development (exclusive of depreciation and amortization shown below)

	Three months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$7,312	21%	$5,342	23%	$1,970	37%
Research and development expenses increased by $2.0 million, or 37%, from $5.3 million in the three months ended September 30, 2021, to $7.3 million in the three months ended September 30, 2022. The increase was primarily due to an increase of $2.6 million in personnel costs following the TVS acquisition to support our platform maintenance work as well as our product research efforts. In addition, there was a $1.3 million increase in share-based compensation mostly due to Restricted Stock Units (“RSUs”) that were granted to employees. The increases were partially offset by an increase of $2.6 million capitalization of research and development expenses related to our development of new products and our platform enhancements.

	Nine months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$24,276	26%	$16,698	26%	$7,578	45%
Research and development expenses increased by $7.6 million, or 45%, from $16.7 million in the nine months ended September 30, 2021, to $24.3 million in the nine months ended September 30, 2022. The increase was primarily due to an increase of $8.2 million in personnel costs following the TVS acquisition and an increase of $0.6 million in technology infrastructure and hosting fees, both to support our platform maintenance work as well as our product research efforts. In addition, there was a $3.0 million increase in share-based compensation mostly due to RSUs that were granted to employees. The increases were partially offset by an increase of $6.5 million for capitalization of research and development expenses related to our development of new products and our platform enhancements.
Sales and marketing (exclusive of depreciation and amortization shown below)

	Three months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$13,726	40%	$8,689	37%	$5,037	58%
Sales and marketing expenses increased by $5.0 million, or 58%, from $8.7 million in the three months ended September 30, 2021, to $13.7 million in the three months ended September 30, 2022. The increase was driven primarily by an increase in personnel costs of $3.1 million following the TVS acquisition to support our long-term growth strategy. In addition, there was a $1.2 million increase in share-based compensation due to increase in headcount and RSUs that were granted to employees.

	Nine months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$38,397	41%	$23,366	36%	$15,031	64%
Sales and marketing expenses increased by $15.0 million, or 64%, from $23.4 million in the nine months ended September 30, 2021, to $38.4 million in the nine months ended September 30, 2022. The increase was driven primarily by an increase in personnel costs of $8.0 million following the TVS acquisition and an increase in marketing costs of $1.1 million, both to support our long-term growth strategy. In addition, there was a $3.2 million increase in share-based compensation due to increase in headcount and RSUs that were granted to employees and a $1.2 million increase in commissions due to higher revenues.
General and administrative (exclusive of depreciation and amortization shown below)

	Three months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$9,046	26%	$3,982	17%	$5,064	127%
General and administrative expenses increased by $5.1 million, or 127%, from $4.0 million in the three months ended September 30, 2021, to $9.0 million in the three months ended September 30, 2022. The increase was primarily due an increase in personnel costs of $2.1 million related to the expansion of our operations following the TVS acquisition and a $1.0 million increase in Directors and Officers insurance expense during the period. There was also an increase in legal fees of $0.7 million in connection with litigation. In addition, there was a $1.2 million increase in share-based compensation mostly due to RSUs that were granted to employees and an increase in headcount.

	Nine months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$30,456	33%	$10,561	16%	$19,895	188%
General and administrative expenses increased by $19.9 million, or 188%, from $10.6 million in the nine months ended September 30, 2021, to $30.5 million in the nine months ended September 30, 2022. The increase was primarily due an increase in personnel costs of $5.3 million related to the expansion of our operations following the TVS acquisition and a $2.9 million increase in Directors and Officers insurance expense during the period. There was also an increase in professional fees primarily consisting of $4.9 million related to the TVS Acquisition, $1.1 million for legal fees in connection with the litigation, $0.8 million for legal services related to SEC reporting, $0.8 million for audit fees and $0.6 million for accounting services related to company matters. In addition, there was a $1.6 million increase in share-based compensation mostly due to RSUs that were granted to employees, an increase in headcount and acceleration of stock options.
Depreciation, amortization and impairment

	Three months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation, amortization and impairment	$1,882	5%	$156	1%	$1,726	1106%
Depreciation, amortization and impairment expenses increased by $1.7 million, or 1106%, from $0.2 million in the three months ended September 30, 2021, to $1.8 million in the three months ended September 30, 2022. The increase was driven primarily by additional amortization expense for TVS intangible assets during the period as well as $0.5 million impairment charge related to the abandonment of certain projects related to our internal software development.

	Nine months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation, amortization and impairment	$3,481	4%	$487	1%	$2,994	615%
Depreciation and amortization expenses increased by $2.5 million, or 505%, from $0.5 million in the nine months ended September 30, 2021, to $2.9 million in the nine months ended September 30, 2022. The increase was driven primarily by additional amortization expense for TVS intangible assets during the period as well as $0.5 million impairment charge related to the abandonment of certain projects related to our internal software development.
Finance expenses (income), net

	Three months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses, net	$4,962	14%	$707	3%	$4,255	602%
Finance expenses (income) increased by $4.3 million, or 602%, from $0.7 million in the three months ended September 30, 2021, to $5.0 million in the three months ended September 30, 2022. The increase was driven primarily by an increase related to Public and Private Warrants, which were issued as a part of the Transaction. Their valuation is influenced by market volatility impacting Company’s share price which is an underlying input for the valuation.

	Nine months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses (income), net	$(10,655)	(11)%	$3,878	6%	$(14,533)	(375)%
Finance expenses (income) decreased by $14.5 million, or 375%, from $3.9 million in the nine months ended September 30, 2021, to $(10.7) million in the nine months ended September 30, 2022. The decrease was driven primarily by a decrease related to Public and Private Warrants, which were issued as a part of the Transaction. Their valuation is influenced by market volatility impacting Company’s share price which is an underlying input for the valuation.
Taxes on income

	Three months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$839	2%	$304	1%	$535	176%

Tax expense increased by $0.5 million, or 176%, from $0.3 million in the three months ended September 30, 2021, to $0.8 million in the three months ended September 30, 2022. Most of the increase in expense results from the discrete impact related to the expected current tax expense for loss companies which are excluded from the forecasted tax rate.

	Nine months ended September 30,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$634	1%	$829	1%	$(195)	(24)%
Tax expense decreased by $0.2 million, or 24%, from $0.8 million in the nine months ended September 30, 2021, to $0.6 million in the nine months ended September 30, 2022. The decrease in expense results from the shift in the geographic mix of income as related to prior year, as well as the impact of loss companies which are excluded from the forecasted tax rate.
Liquidity and Capital Resources
We have financed our operations, business acquisition and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the Transaction, as well as borrowings under our credit facilities.
As of September 30, 2022, we had cash, cash equivalents and restricted cash of $46.9 million and net working capital, consisting of current assets less current liabilities, of $68.4 million. We paid net cash consideration of approximately $99.6 million for the acquisition of TVS. As of September 30, 2022, we had an accumulated deficit of $147.5 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
We believe our existing cash and cash equivalents and anticipated net cash provided by operating activities, together with anticipated net cash provided by operating activities and available borrowings under our credit facility, will be sufficient to meet our cash needs and working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current economic conditions may have on our working capital requirements. To date, the COVID-19 pandemic and other global events have not had a material negative impact on our cash flow or liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors.
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

Revolving Line of Credit
On August 4, 2022, two of our wholly owned subsidiaries, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15.0 million to $50.0 million (the “New Revolving Credit Facility”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate equal to the greater of 4.25% and prime rate plus 0.75% on the outstanding principal of each credit extension. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. We will also pay non-refundable commitment fees of $0.0 million and $0.1 million at inception and the first anniversary date, respectively. The maturity date of the 2022 A&R Agreement is June 30, 2024. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
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
As of September 30, 2022, we utilized $15.0 million of the $50.0 million credit line, $6.0 million of which was drawn during 2020 and $9.0 million was drawn during the second quarter of 2022.
Interest expenses for the nine months ended September 30, 2022, and 2021 were $0.4 million and $0.2 million, respectively. They were recorded in the “Finance expenses (income), net” in the unaudited interim condensed consolidated statements of operations.
Cash Flows
Nine months ended September 30, 2022, compared to the nine months ended September 30, 2021
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2022	2021
Net cash (used in)/ provided by operating activities	$(10,089)	$3,046
Net cash used in investing activities	(106,787)	(1,944)
Net cash provided by/ (used in) financing activities	6,632	(2,277)
Decrease in cash, cash equivalents and restricted cash	$(110,243)	$(1,175)
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
Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as depreciation and amortization, impairment, stock-based compensation, and changes in fair value of warrants.
For the nine-month period ended September 30, 2022, net cash used in operating activities was $10.1 million compared to net cash provided by operating activities of $3.0 million for the nine month period ended September 30, 2021. The increase in net cash used in operating activities was primarily attributable to increase in account receivable because of the expansion of our operations and non-cash adjustments. Our non-cash adjustments decreased by $3.9 million mostly driven by decrease in valuation of warrants due to changes in our stock market price, offset by an increase in stock-based compensation as a result of RSUs granted in 2022 and amortization of intangible assets related to TVS acquisition.

The changes in our working capital compared to the prior period in the amount of $3.9 million were the result of an increase in trade receivables due to increased revenue and operating activities. The changes in working capital were also related to an increase in accrued liabilities due to accrual and the timing of payments for personnel costs, prepaid software subscription fees and changes due to the acquisition of TVS.
Investing Activities
For the nine-month period ended September 30, 2022, we used $106.8 million of net cash in investing activities, primarily driven by cash consideration paid to acquire TVS offset by cash acquired of $99.6 million and the investment in internal software development work of $7.0 million.
For the nine-month period ended September 30, 2021, we used $1.9 million of net cash in investing activities, primarily driven by the investment in internal software development work of $1.0 million and the loan in the amount of $0.5 million issued to our founder.
Financing Activities
For the nine-month period ended September 30, 2022, net cash provided by financing activities of $6.6 million was due to drawdown of credit facility of $9.0 million and proceeds received for exercises of options in the amount of $0.8 million, partially offset by payment of SPAC merger transaction costs of $3.2 million.
For the nine-month period ended September 30, 2021, net cash used in financing activities of $2.3 million was primarily due to repayment of Paycheck Protection Program Loan in the amount of $3.0 million partially offset by proceeds received for exercises of options in the amount of $0.9 million.

Contractual Obligations and Known Future Cash Requirements
Pledges and Bank Guarantees
In connection with the credit agreement and its amendments, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.9 million of pledged bank deposits as of September 30, 2022, related to office leases and credit cards.
We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our office lease agreements in the US as of September 30, 2022.
Legal contingencies
On March 4, 2022, the Nielsen Claim was filed by Nielsen, LLC against TVS. TVS has filed its answer to the complaint and has also filed an opposed motion to transfer venue to the Southern District of New York. That motion is scheduled to be heard on November 14, 2022 and if unsuccessful the following hearing in the current venue would be scheduled for January 2023. The plaintiff has not specified the amount sought in the litigation.
Cash compensation arrangements
In addition to the purchase consideration for the acquisition of TVS, we entered cash compensation arrangements with certain employees, which amounted to $9.7 million in aggregate and are subject to certain performance and employment conditions following the closing of the Acquisition.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(11,832)	$(259)	$(14,981)	$(3,854)
Net loss margin	(34)%	(1)%	(16)%	(6)%
Depreciation, amortization and impairment (a)	1,882	156	3,481	487
Stock-based compensation	4,322	591	10,052	2,311
Finance expense (income), net (b)	4,962	707	(10,655)	3,878
Transaction related expenses (c)	—	—	392	—
Acquisition related expenses (d)	—	—	4,971	—
Retention bonus expenses (e)	1,290	—	2,290	—
Legal claims	664	—	1,099	—
Other (f)	739	—	915	—
Taxes on income	839	304	634	829
Adjusted EBITDA	$2,866	$1,499	$(1,802)	$3,651
Adjusted EBITDA margin	8%	6%	(2)%	6%
(a) In third quarter, 2022, the Company recorded impairment charges of $0.5 million related to the abandonment of certain projects related to our internal software development.
(b) Finance expense (income), net consists primary of remeasurement expense related to our foreign subsidiaries’ monetary assets, liabilities and operating results, our interest expense and revaluation of our warrants. The unrealized loss from changes in the fair value of our warrants for the three months period ended September 30, 2022, was $4.6 million. The unrealized gain from changes in the fair value of our warrants for the nine months period ended September 30, 2022, was $11.4 million. The unrealized loss from changes in the fair value of our warrants for the three months and nine months period ended September 30, 2021, was $0.5 million and $3.2 million, respectively.
(c) Transaction related expenses consist of professional fees associated with the SPAC merger transaction and PIPE related SEC filings.
(d) Acquisition related expenses consists of professional fees associated with the acquisition of TVS.
(e) Retention bonus expenses consists of retention bonus for TVS employees.
(f) For the three months and nine months ended September 30, 2022, “other” consists predominantly of exit costs for a former TVS employee. In previous quarters, retention bonus and legal claims were included in “other”.
We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are useful to investors for period-to-period comparisons of our core business and for understanding and evaluating trends in our operating results on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.
These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under US GAAP. Some of the limitations of these measures are:
•Adjusted EBITDA does not reflect our capital expenditures or future requirements for capital expenditures or contractual commitments.

•they do not reflect costs of acquiring and integrating businesses, which will continue to be a part of our growth strategy.
•they do not reflect one-time, non-recurring costs associated with the SPAC merger transaction and regulatory filings.
•they do not reflect income tax expense.
•they do not reflect impairments.
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

Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
The Company generates revenues from providing Advertising Services to advertisers, publishers, and media agencies. The services focus on standard, interactive and data driven digital video advertising. The Company’s revenue streams are ad serving, creative and measurement services. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels. Creative services relate to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units. The Company also provides measurement services through access to a measurement application in real time or by delivery of a report. Measurement services relate to analytics of advertisements and campaigns.
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
Revenues related to creative services are recognized at a point in time when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
Revenues related to measurement services are recognized over time or at a point in time. If the customer simultaneously receives and consumes the benefits provided by the Company’s performance, revenues for these measurement services are recognized over the period during which the performance obligations are satisfied, and control of the service is transferred to the customer. This is the case when the customer has access to the measurement application in real time. The performance obligation is satisfied over the contract period on a straight-line basis. If the Company delivers the measurement report, the revenues are recognized at the point in time the report is delivered.
The Company’s accounts receivable consists primarily of receivables related to providing ad serving, creative and measurement services, in which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of net 60 days or less.
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

Fair value of financial instruments
The Company applies a fair value framework to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
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
The Private Placement Warrants are classified as Level 3 in the fair value hierarchy and continue to be valued using the Black-Scholes option pricing model. Gains and losses from the remeasurement of the warrants liability are recognized in “Finance expenses (income), net” in the condensed consolidated statements of operations.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Goodwill and intangible assets
Goodwill and certain other purchased intangible assets have been recorded in the Company’s condensed consolidated financial statements because of the acquisitions. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather is subject to an impairment test.
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach.
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than it carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than it carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present.
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
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
On March 4, 2022, the Nielsen Claim was filed by Nielsen, LLC against TVS. TVS has filed its answer to the complaint and has also filed an opposed motion to transfer venue to the Southern District of New York. That motion is scheduled to be heard on November 14, 2022 and if unsuccessful the following hearing in the current venue would be scheduled for January 2023. The plaintiff has not specified the amount sought in the litigation.

Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to the risk factors as previously disclosed in Item 1A of Part I of our 2021 Annual Report and as updated in Item 1A of Part II of our Quarterly Report on Form 10-Q for the first quarter 2022 and in item 1A of Part II of our Quarterly Report on Form 10-Q for the second quarter 2022, which are incorporated herein by reference. Other than such updates, there have been no material changes to the Company’s risk factors since the 2021 Annual Report.
If the use of digital advertising is rejected by consumers, through opt-in or opt-out means, or made more difficult through ad-blocking technologies or other means, it could have an adverse effect on Innovid’s business, results of operations, and financial condition.
Consumers can, with increasing ease, implement technologies that limit Innovid’s ability to collect and use data to deliver advertisements, or otherwise limit the effectiveness of its platform. Cookies may be deleted or blocked by consumers. Cookies have not been available on iPhone, nor across Safari or Firefox browsers for several years and we anticipate that other browsers, including Google Chrome and others will follow suit. While such limitations have not, to date, materially impacted Innovid’s business as a result of Innovid’s cross-channel, cross-device dynamic creative campaigns, which are not solely reliant on cookies or device IDs, Innovid’s ability to continue to respond to changes in ad-blocking technologies will have an impact on its business, results of operations, and financial condition.
To the extent cookies remain relevant to Innovid’s business, most commonly used internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties, like us, that have no direct relationship with the consumer), and some browsers block third-party cookies by default. For example, Apple’s privacy relay was released in late 2021 and Apple has announced its intention to move to “opt-in” privacy models, requiring users to voluntarily choose to receive targeted ads, which may reduce the value of ad impressions on its iOS mobile application platform. Privacy relay is is not enabled in all geographies, and Apple may enable/disable the feature on specific devices using criteria not stated. These changes may adversely affect our ability to measure advertising through the Safari browser. Many applications and other devices allow consumers to avoid receiving advertisements by paying for subscriptions or other downloads. Mobile devices using Android and iOS operating systems limit the ability of cookies to track consumers while they are using applications other than their web browser on the device. As a consequence, fewer of Innovid’s cookies or publishers’ cookies may be set in browsers or be accessible in mobile devices, which may adversely affect Innovid’s business. Some consumers also download free or paid “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer’s computer or mobile device. If more consumers adopt these measures, and Innovid’s alternative approaches prove unsuccessful, Innovid’s business, results of operations, and financial condition could be adversely affected. Ad-blocking technologies could have an adverse effect on Innovid’s business, results of operations, and financial condition if they reduce the volume, effectiveness or value of advertising. In addition, some ad blocking technologies block only ads that are targeted through use of third-party data, while allowing ads based on first party data (i.e., data owned by the publisher). Even if ad blockers do not ultimately have an adverse effect on Innovid’s business, investor concerns about ad blockers could cause Innovid’s stock price to decline.

If the ability to collect, use, and disclose data is limited by consumer tools, regulatory restrictions or technology limitations such as those imposed by mobile operating system or browser providers, certain advertising offerings could be impacted and Innovid’s business may be adversely affected.
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
As part of Innovid’s real-time analytics service offering, it also shares the data, or analyses based on it, with its advertisers. There are many technical challenges relating to Innovid’s ability to collect, aggregate and associate the data, and Innovid cannot assure that it will be able to do so effectively. In addition, system and browser providers, such as Apple and Google, have implemented product changes to limit the ability of websites and application developers to collect and use data to target and measure advertising and such product changes may continue to evolve. Evolving regulatory standards could also place restrictions on the collection, management, aggregation and use of information, which could result in a material increase in the cost of collecting or otherwise obtaining certain kinds of data and could limit the ways in which Innovid may use or disclose information. Internet users can, with increasing ease, implement practices or technologies that may limit Innovid’s ability to collect and use data to deliver advertisements, or otherwise inhibit the effectiveness of its platform. Although Innovid’s advertisers generally permit it to aggregate and use data from advertising placements, subject to certain restrictions, advertisers might decide to restrict Innovid’s collection or use of their data. Any limitations on this ability could impair Innovid’s ability to deliver certain advertising offerings, which could adversely affect its business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On November 30, 2021, Innovid, Inc. consummated the Merger Agreement dated June 24, 2021, with Innovid surviving the merger. Approximately $149.3 million in cash proceeds were received net of transaction costs paid. On February 28, 2022, the Company completed the acquisition of TVS. The Company acquired all the equity of TVS for an aggregate amount of $100.0 million in cash, 11,549,465 shares of the Company common stock, and the issuance of 949,893 fully vested stock option of the Company, subject to certain adjustments as defined in the Stock Purchase Agreement. For greater detail, see Note 3, “Transaction and Business Combination" to our unaudited interim condensed consolidated financial statements included under Item 1, " Financial Statements and Supplementary Data.”
The remainder of the proceeds from the Transaction is being used to fund our operations.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
N/A.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing date	Filed furnished herewith
2.1	Agreement and Plan of Merger, dated June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2, and Innovid.	8-K	001-40048	2.1	06/29/21
3.1	Certificate of Incorporation of Innovid.	10-K	001-40048	3.1	03/18/22
3.2	Bylaws of Innovid Corp.	8-K	001-40048	3.2	12/06/21
4.1	Specimen Common Stock Certificate of Innovid Corp.	8-K	001-40048	4.1	12/06/21
4.2	Specimen Warrant Certificate of Innovid Corp.	8-K	001-40048	4.2	12/06/21
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40048	4.1	02/18/21
10.1	Amended and Restated Loan and Security Agreement, by and among Silicon Valley Bank and each of the Borrowers, dated August 4, 2022.	10-Q	001-40048	10.1	08/10/22
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVID CORP.

Date: November 14, 2022	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Tanya Andreev-Kaspin
Tanya Andreev-Kaspin
Chief Financial Officer