Form 10-K
period 2022-12-31
Innovid Corp.
filed 2023-03-03
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-40048
Innovid Corp.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	87-3769599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
30 Irving Place, 12th Floor New York, New York 10003
(Address of Principal Executive Offices, including Zip Code)
Registrant's telephone number, including area code: +1 (212) 966-7555
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of Innovid Corp. on June 30, 2022, based on the closing price of $1.66 for shares of common stock, was approximately $220 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The registrant had outstanding 136,281,196 shares of common stock as of March 1, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
• the impact of the COVID-19 pandemic;
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

SUMMARY OF THE RISK FACTORS
Innovid’s business is subject to numerous risks and uncertainties, including those highlighted in the section titled Item 1A. “Risk Factors” below, that represent challenges that Innovid faces in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:
• Innovid has a history of net losses in the previous years, and it anticipates increasing operating expenses in the future, and it may not be able to achieve and, if achieved, maintain profitability;
• Decrease and/or changes in CTV audience viewership behavior may adversely affect Innovid’s business and growth potential;
• If Innovid fails to make the right investment decisions, or if it fails to innovate and develop new solutions that are adopted by advertisers, it may not attract advertisers, which could have an adverse effect on Innovid’s business, results of operations and financial condition;

• Innovid’s estimates of market opportunity, forecasts of market growth and projections of future financial performance may prove to be inaccurate;
• Innovid’s sales and marketing efforts may require significant investments and, in certain cases, involve long sales cycles, and may not yield the results Innovid seeks;
• If Innovid does not manage its growth effectively, the quality of its platform and solutions may suffer, and its business, results of operations, and financial condition may be adversely affected;

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
• The extent to which the COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic, may continue adversely to affect Innovid’s business. results of operations, and financial condition remains uncertain and difficult to predict;
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
• Innovid faces intense and increasing competition for employee talent, and if it does not retain and continue to attract highly skilled talent or retain its senior management team and other key employees, it may not be able to sustain its growth or achieve its business objectives;
• Seasonal fluctuations in advertising activity could have a negative impact on Innovid’s revenue, cash flow and operating results;
• Innovid is subject to payment-related risks, and if its ability to accurately and timely collect payments is impaired, it’s business, financial condition and results of operations may be adversely affected;
• Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or disruptions from Innovid’s inability to adequately plan for and manage service failures or infrastructure capacity requirements, could impair the delivery of Innovid’s services and harm its business;

• Innovid’s software platform could be susceptible to errors, defects, or unintended performance problems that could adversely affect its business, results of operations, and financial condition;
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
• Innovid relies on advertisers and publishers to abide by contractual requirements and relevant laws, rules, and regulations when using its platform. Legal claims or enforcement actions resulting from their actions could expose Innovid to liabilities, damage its reputation, and be costly to defend. In addition, in certain instances Innovid’s campaigns are dependent upon the performance of third-parties hired by its clients. Any failure of such parties to meet expected performance benchmarks could have a negative impact on the success of Innovid’s services;
• Innovid’s platform relies on third-party open source software components, any failure to comply with the terms of underlying open source software licenses could negatively impact Innovid’s business;
• Innovid relies on integrations with demand- and supply-side advertising platforms, ad servers and social platform over which we exercise very limited control. A decrease in demand for advertising and public criticism of digital advertising technology in the US and internationally, could adversely affect the demand for and use of Innovid’s solutions;
• Changes in tax laws or tax rulings could materially affect Innovid’s effective tax rates, financial position and results of operations;
• Innovid Innovid experiences fluctuations in its results of operations due to a number of factors, which make Innovid’s future results difficult to predict and could cause its operating results to fall below expectations or guidance;
• If we fail to maintain an effective system of internal controls over financial reporting in the future we may not be able to accurately or timeously report our financial condition or results of operations;
• Innovid is subject to legislation related to data privacy and data protection in a variety of jurisdictions, failure to comply with such laws may adversely affect Innovid’s business;
• An assertion from a third party that Innovid is infringing its intellectual property rights, whether such assertion is valid or not, could subject it to costly and time-consuming litigation, expensive licenses or other impacts to its business;
• Innovid’s intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of its technology without compensation, thereby eroding its competitive advantages and having an adverse effect on its business, results of operations, and financial condition;
• Any failure of Innovid’s platform to operate as expected, including as a result of system failures, security breaches or cyberattacks, may adversely affect Innovid’s business;
• In the future, Innovid may need to obtain additional financing that may not be available or may reduce its profitability or result in dilution to its stockholders;
• The price of our common stock and warrants was and may be volatile in the future; and
• We do not intend to pay cash dividends for the foreseeable future.

WHERE TO FIND MORE INFORMATION
Our website address is www.innovid.com. We may use our website as a means of disclosing material non-public information. Such disclosures will be included on our website in the “Investors” section or at investors.innovid.com. We may also use certain social media channels, such as LinkedIn, Facebook or Twitter, as a means of disclosing information about us and our business to our colleagues, customers, investors and the public. While not all of the information that the Company posts to the Innovid website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor our website and certain of our social media channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. However, information contained on, or that can be accessed through, these communications channels do not constitute a part of this Annual Report and are not incorporated by reference herein. Our SEC filings are available to you on the SEC’s website at http://www.sec.gov. This site contains reports and other information regarding issuers that file electronically with the SEC. The information on that website is not part of this Annual Report and is not incorporated by reference herein.

Part I
Item 1. Business
Innovid Corp. together with its consolidated subsidiaries ( the “Company,” “we,” “us,” “our,” and “Innovid”), is a leading independent software platform that provides ad serving, measurement and creative services for the creation, delivery, and measurement of TV ads across connected TV (“CTV”), mobile TV and desktop TV environments to advertisers, publishers and media agencies.
Vision
Innovid’s vision is to reimagine TV advertising. Our name stands for innovation in video, and originated from our desire to change how the world engages with TV and video advertisements. Our mission is to provide the infrastructure empowering advertisers to connect with consumers in a more personalized, data-driven and interactive manner and to measure the impact of advertising across linear and CTV and digital.
About Innovid
CTV is a large and growing industry with significant upside potential, but it also has its own set of challenges. Innovid’s solutions are designed to solve three core areas of disruption for large advertisers shifting investment to CTV; the streaming and delivery of creative, personalization of creative, and measurement. Our solutions starts with the workflow for personalizing and delivering ads, a process that allows us to receive signals to enable measurement of advertising. In the middle of this workflow loop is a complex ecosystem of providers that Innovid supports through collaboration and integration, but does not compete with. This includes Demand Side Platforms who enable programmatic ad buying.
Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV/video ads across CTV, linear TV, mobile and desktop TV environments. As of December 31, 2022, over 50% of the top 200 advertisers by TV US advertising spend according to Kantar Media are utilizing our platform in their advertisement delivery infrastructure. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. CTV accounted for 51%, 46% and 40% of all video impressions served by Innovid during the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, this represented a year-over-year increase of 28%. An impression is the metric used to quantify the number of views of an advertisement. Impressions are measured by cost per mille (“CPM”), where mille refers to 1,000 impressions (or cost per thousand). For example, a CTV ad might have a CPM of $25, meaning that the content owner receives $25 every time an ad is displayed 1,000 times within a designated program. Ad servers, such as Innovid, provide a pixel that is implemented within an ad. When an ad with that pixel loads, an impression is counted. Counting impressions is essential to how digital advertising is measured, accounted and paid for. We serve many of the top TV advertisers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and many more, with such clients representing the key verticals we serve.

A key driver of CTV growth has been the evolving preferences of consumers. Consumers are increasingly cutting the cord and streaming TV content over-the-top (“OTT”) through internet-connected devices rather than traditional broadcast, satellite or cable TV. We believe OTT content, which is typically delivered on-demand, seeks to provide a better user experience, and often saves the consumer money over traditional paid TV services. Advertisers seeking to engage these audiences are rapidly shifting dollars away from traditional TV mediums towards increasing budgets for CTV. Advertisers can also benefit from the shift to CTV as the digitally delivered ads can be personalized and measured in real time, similar to other digital advertising mediums such as internet browser-based formats. As a result, TV advertisers have better transparency, control and ultimately potential return on investment from their CTV advertising.

Innovid’s purpose-built CTV infrastructure platform comprises three key offerings: Ad Serving Solutions, Creative Personalization Solutions and Measurement Solutions. Our software-based platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including Demand Side Platforms such as The Trade Desk and Amobee; supply side platforms such as Magnite and Verizon Media; publishers such as Hulu and Peacock; and end user devices such as Amazon Fire and Samsung Smart TV. Our offerings encompass independent global ad serving, data-driven personalization, and new forms of measurement designed to connect all channels in a clean, comparable, and privacy-compliant manner. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions of advertisement inventory. Because we do not make ad buying or selling decisions we are able to maintain our independence and remain free of potential buying conflicts.
Our target clients comprise the largest global TV advertisers. In addition, we work closely with top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos. and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure. We define core clients as advertisers or publishers that generate at least $100,000 of annual revenue. Prior to our acquisition of TVS, our definition of a core client included only advertisers that generated at least $100,000 of annual revenue but publishers are now included as well due to their meaningful contribution to our client base we have a history of strong growth in our core client base, with 174 core clients as of December 31, 2022, including 41 core clients added from the acquisition of TVS. No individual core client represented more than 12% of 2022 revenue. In 2022 we had 174 core clients that generated approximately 88% of the total company revenue, which includes TVS core clients and the combination of advertisers and publishers. In the years ended December 31, 2021 and 2020 we had 109 and 95 core clients, respectively, (which did not include publishers) that generated 89% and 91% of total company revenue, respectively. Innovid serves customers globally, including the US, Germany, UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan and Australia. In 2022 approximately 10% of Innovid’s revenue was generated by our customers outside of the US.

Our revenue model is based on impressions volume and the cost per impression for our various ad serving services. For our core ad serving platform, we generate revenue from our advertising customers based on the volume of advertising impressions delivered, enabling us to grow as our customers increase their digital ad spend and corresponding ad impressions. We also provides measurement services to brand and agencies, enterprise clients (networks) and publishers. The measurement service provide analysis on and track performance of advertisement campaigns. The measurement service provides insights into the effectiveness of TV and digital advertising. Revenues related to the measurement services platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues for these measurement services are recognized over the service period. Additionally, we generate revenue from creative services based on flat fee per projects. As we introduce new products such as advanced measurement and creative capabilities including personalization and interactivity, we expect to be able to charge higher prices per impression volume.
The Innovid Platform
Innovid powers many of the leading TV advertisers globally through its integrated solutions across CTV, linear TV, mobile TV, desktop TV, display and other channels. The Innovid platform consists of three core offerings: Ad Serving, Creative Personalization and Measurement. Together, these offerings allow brands and advertisers to effectively deliver personalized ads to audiences and measure effectiveness across all major TV mediums.
Ad Serving Solutions
Innovid’s ad serving platform consists of three primary offerings:
•Campaign Submission Form - Our CSF is a web-based portal used by clients to submit all advertising campaign information and creative assets. The CSF allows marketers to upload assets, which are then automatically validated and subjected to QA procedures to ensure compliance with approximately 55 different delivery format specifications. Validated assets are then automatically encoded to deliver multiple publisher-specific versions of a single base asset delivered by our customers. The CSF also allows advertisers to submit relevant vendor integrations (e.g., viewability and verification) and to set up creative ad rotation and swap strategies. We integrate with third-party APIs to seamlessly pass ad creative where third-party ad serving is not allowed.

•Campaign Management Tool - The CMT is our platform portal for campaign implementation and management. The CMT is our central hub for managing partner integrations, publisher tag generation, click-through and tracking management, as well as supporting QA. This workflow tool leverages multiple integrations and verification partners to streamline day-to-day operations, eliminate unnecessary work, expedite campaign launches and minimize reporting discrepancies.
•Analytics Dashboard - Our analytics dashboard provides a unified visualization of ad performance filterable by delivery, audience reach, device breakdown, viewability, verification and more. Within the UI, our custom report building feature allows users to customize and save their own templated reports, scheduling them for automatic delivery if desired. Our platform also provides several templates to guide users in their report building as well as integrating with third-party data visualization partners.
Creative Personalization Solutions
Our dynamic creative optimization (“DCO”) solution enables advertisers to generate millions of personalized ad versions from a single asset. Multiple tools within our creative optimization solution are proprietary to Innovid.
•Software Development Kit (“SDK”) - Our proprietary SDK allows CTV publishers to execute advanced video formats across all CTV devices and enables advanced measurement. The Innovid SDK is integrated with many of the leading CTV apps and devices, including a device-level integration in the Roku Ad Framework, a direct integration with Hulu and Paramount APAC, as well as integrations with a growing list of publishers and app developers, providing advanced video capabilities into more than 100 apps on all the leading devices.
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
Measurement Solutions
Our measurement solutions are designed to provide holistic and granular household-level analysis for the TV and digital ecosystem. In addition to standard measurement and reporting included within Innovid’s ad serving solutions, we provide converged TV measurement through InnovidXP. Innovid acquired TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV, in Q1 2022, establishing a global, independent measurement platform for linear TV, CTV, and digital. InnovidXP measures across the TV universe, enabling accurate, always-on, identity-enabled measurement and attribution, at scale, for advertisers everywhere – driving brand growth and maximizing audience reach.
•Measure Reach and Frequency: Provides a holistic view of total TV media investment with cross-platform measurement, inclusive of incremental reach and ad delivery across linear and streaming campaigns.
•Impression measurement across channels and audiences;
◦Accurate reach and frequency metrics;
◦Optimal reach and frequency for the greatest efficiency;
◦Incremental reach beyond linear and across streaming platforms;

•Quantify TV Impact and Business Outcomes: Measures the immediate and longer-term business impact of converged TV campaigns with full-funnel analytics and rapid speed to insight.
◦Online and offline outcomes;
◦KPIs that matter – sales, registrations, app activities, web visits, in-store traffic and more;
◦Complete TV ROI, from total campaign to individual publishers and media channels;
•Inform Activation with Audience Analytics: Link authenticated household-level viewing data along the customer journey for advanced audience analytics that inform activation.
◦Audience reach and response across channels, platforms and screens;
◦Campaign optimization for audiences most likely to convert;
◦First- and third-party audience data tied to ad exposure for identity resolution.
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
Cross-Sell and Upsell Additional Products and Solutions to Our Existing Customers
We will continue to invest in cross-selling and upselling existing customers. We cross-sell our personalized creative solutions to primary ad serving customers, who, for example, launch with standard TV ads then introduce personalized formats over time. We cross-sell our advanced converged TV measurement solution to provide real-time metrics to inform optimization of cross-platform campaigns while in market, a departure from the traditional delayed post-campaign reporting widely available in market.
Expand to New Customer Groups
The acquisition of TVSquared, brought a portfolio of publisher and mid-market brand customers (such as Direct to Consumer brands). As TV investment and consumer behavior continues to shift from linear to CTV, we have identified the opportunity for our total addressable market to be larger than just Enterprise top TV advertising spenders and we intend to drive growth among these segments.
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
Innovid’s integrations are designed to automate workflow and streamline the development and distribution of advertisements, all the while saving marketers time and money. Innovid integrations include:
•Campaign Workflow Integrations - Campaign management and trafficking integrations with DSPs like The Trade Desk, digital asset management vendors such as AdStream for example, streamline day-to-day workflow by eliminating unnecessary work, expediting campaign launches, and minimizing reporting discrepancies.
•Brand Safety and Ad Fraud Integrations - Innovid supports deep verification, viewability, and ad blocking capabilities with vendors such as Moat, IAS, DV, and Comscore.
•Media Providers and Walled Garden Integrations - Innovid’s independent third-party ad tags are accepted by media providers and content platforms globally. Innovid is a Google Preferred Measurement Partner and is fully integrated with Google’s Ads Data Hub. Innovid is also a Preferred Creative Partner of Facebook and Instagram.
•Data and Creative Personalization Integrations - Innovid maintains server-to-server integrations to enable ad decisioning from audience segments and/or IDs passed from partners. We integrate with leading Data Management Platforms (“DMP”) such as LiveRamp, Oracle, Neustar, Salesforce, and Adobe. Innovid also supports creative decision-making based on audience data passed directly from the brand’s choice of Demand Side Platform . Examples include, but are not limited to Adobe, Verizon Media and The Trade Desk.
•Creative Ad Authoring Integrations - Innovid provides full flexibility for designers and developers to curate ads through any combination of internal, external, and/or code-based tools. Integrations include Adobe Photoshop, After Effects, and Google Web Designer.
•Brand Research and Attribution Integrations - Brand study partners directly integrated with Innovid include Comscore, Nielsen DAR, and Kantar (Millward Brown). Innovid is also able to implement third-party pixels to support direct tracking or pursue deeper integrations with other third-party measurement providers.
•Data Visualization Integrations - Third-party data processing and analytics tools can tap into Innovid’s Data API or connect to a raw data feed to receive Innovid data for further analysis.
•Third Party Ad Server Integrations - Innovid enables brands to leverage the power of our omni-channel ad serving and analytics platform through 1x1 pixels, while continuing to use other ad servers to manage their search campaigns and multi-touch attribution goals.
Certifications and Accreditations
As an independent ad server, Innovid is deeply invested in ensuring the accuracy of our ad delivery and measurement on behalf of our clients. Proactive publisher certification prior to campaign launch can significantly reduce the number of data discrepancies and/or errors with the rendering of tags.

Innovid’s publisher certification process is supported via a dedicated certification team that maintains a database of thousands of publishers, networks, and exchanges. The process is made up of both a functional and discrepancy test to ensure all ads are rendered at their highest possible quality, all pixels are firing correctly, and reporting is as expected. Our team certifies publishers pre-campaign, verifying compliance with Interactive Advertising Bureau (“IAB”) and MRC standards. When ads are uploaded to our platform our system automatically references Innovid’s publisher certification database. Our automatic encoding engine then instantly resizes ads to individual publisher specs, from a single asset, to meet the requirements for each partner on a media plan.
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
Customers
During 2022 Innovid served as the ad delivery platform for over 50% of the top 200 TV advertisers in the US including Anheuser-Busch InBev, Kellogg’s, Mercedes-Benz, and many more, with such clients representing key verticals we serve and Anheuser-Busch InBev, and Kellogg’s, each a core client (brand/advertiser). Our clients are comprised of the largest TV advertisers, with the majority of our customers typically coming from large global enterprises. We define a customer as an entity that generates revenue during a certain period of time. A single organization with multiple divisions, segments or subsidiaries is treated as a single customer, even though we may enter into commercial agreements with multiple parties within that organization.
We define a core client as an advertiser or publisher that generates at least $100,000 of annual revenue. Looking at our core clients on an annual basis and presenting related metrics only on an annual basis rather than also on an interim basis helps us avoid overstating or understating the importance of certain customers to our overall business based on their spending in any particular period. Together our core clients typically generated more than 84% of our annual revenue from 2020 through 2022, demonstrating our continued focus on large enterprise customers while we diversify our client base.
The number of clients that generated more than $100,000 of annual revenue has increased sequentially year-over-year, driven by our existing customers’ retention as a result of their continued success using our solutions and the growing adoption of our business platform by existing customers for additional use cases. Additionally, we experienced growth in the number of new clients customers that contributed more than $100,000 of revenue.
Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. No single client accounted for more than 12% of our revenue in 2022, with such advertisers or publishers representing brands that contract with us directly, or through third party agencies and publishers, or some combination thereof.
Industry Overview
As consumers rapidly shift their viewing from traditional linear TV to streaming TV, marketers and agencies are recognizing the need to make CTV a strategic focus. We believe that our business benefits from many of the most significant trends in converged TV advertising.
Advertisers see the opportunity of CTV and are investing in it.
•Consumers Are “Cutting the Cord” and Adopting Streaming Services with Advertisers Quickly Following Suit. According to eMarketer, US CTV advertising spending is expected to reach $21.3B in 2022, which is 23.8% of total US TV ad spending, up from just 3.8% five years ago. The CTV ad market is projected to more than double by 2026, demonstrating significant upside.

•Rise of Advertising-Supported Content. According to eMarketer, more than half of all US internet users will be watching content via AVOD services in 2023. In addition, AVOD viewers seem to be using multiple AVOD services at a time rather than limiting themselves to a single offering; for example, The Roku Channel, Pluto TV and Tubi each have over 50 million viewers in 2022. Large streaming services have been adopting hybrid models, offering both ad-supported and ad-free, subscription tiers. For example, streaming services such as Netflix and Disney+ are adopting this hybrid approach, entering a market that includes Hulu, HBO Max, Paramount+ and Peacock. According to S&P Global Market Intelligence, 7 in 10 Peacock and Hulu users are on ad-supported plans, and a recent Kantar survey estimates about a quarter of existing subscribers would opt for the ad-supported tier of Disney+. As more streaming services adopt ads, this will increase the amount of available advertising inventory in the marketplace.
•Digitalization of TV Advertising. The advertising industry continues to see traditional mediums such as linear TV, radio, and out-of-home (“OOH”) transition to digital channels and platforms. This has created a new environment where the operational silos that existed historically between linear and digital are being removed with new open software and technology platforms enabling this evolution. In particular, according to Dentsu, TV advertising is gravitating toward CTV due to its ability to provide the reach, addressability, interactivity, and measurability most commonly associated with digital media.
But advertisers are challenged to be able to unify and optimize across linear TV, CTV and digital video.
•Fragmentation is increasing. As of December 2022, there were more than 200 streaming services in the market, according to Gazette, presenting a significant challenge for advertisers trying to reach a large audience at scale. The growing ecosystem of disparate partners, each with their own unique formats, infrastructure and operating procedures has fueled increased demand for open and independent technology platforms that are able to connect and simplify workflows across the various closed ecosystems, or walled gardens, that restrict access to applications, content and/or media and an increasing universe of other media providers.
•Cross-platform measurement for linear and CTV is still being defined. Television networks and advertisers have relied on traditional metrics such as age, gender and specific air times for linear TV measurement. As viewership continues to fragment and shift towards CTV, data and technology enables advertisers and publishers to capture ad exposures and measure content consumption and ad engagement in new ways. Almost nine in ten advertisers anticipate a converged linear TV/CTV marketplace in the coming years, according to the Interactive Advertising Bureau (“IAB”) May 2022 report “2021 Video Ad Spend & 2022 Outlook”.. However, the process of standardizing measurement across both linear and CTV ads is a key challenge. More than half of advertisers cited accuracy of cross-platform TV measurement and attribution as the top challenge, according to a 2021 TVSquared by Innovid survey. And more than half the marketers reported that inconsistent measurement was a challenge of CTV advertising, according to a May 2021 Innovid and Digiday survey. In addition, almost half of advertisers cite measuring incremental reach across platforms and publishers as the top CTV challenge, according to IAB.
•Ensuring a consistently good user experience across screens is complex. Untargeted ads served at a high frequency have lost favor to a new model focused on fewer, better ads. Marketers are adopting data-driven advertising strategies to improve creative relevance through personalized ads while at the same time optimizing ad delivery against key metrics such as reach and frequency in real-time. It was found that the second most prevalent challenge across 250+ brands and agencies was converged TV creative personalization at scale, according to an Innovid study across 250+ brands and agencies. To do this successfully, at scale, and across a fragmented landscape of publishers, all with different specs, is hard. Technology plays a critical role in empowering advertisers to leverage data to improve relevance and provide the infrastructure for real-time optimization of ad delivery based on accurate measures.
Competition
We operate in multiple competitive markets with different types of competitors. Our primary competition in ad serving and creative personalization solutions is Google. In addition, there are several vendors that provide point solutions addressing creative personalization solutions and DCO such as Jivox. Lastly, we compete with providers of audience and advertising measurement, which are evolving with the marketplace and advertising measurement startups such as iSpot.
To be competitive in our industry, we believe we must focus on:
•the ability to reach and engage with viewers in CTV environments enabled through unique premium publisher partnerships and proprietary SDK technology;

•the ability to holistically manage the personalization and delivery of ads dynamically across all addressable formats and channels;
•the ability to automate the ad delivery workflow to reduce rejection rates and decrease manual resources required to deliver TV and other digital ads into addressable environments;
•the ability to provide unified and consistent measurement of linear, CTV, and digital video ads across all available formats and channels;
•the ability to innovate and adapt product offerings to emerging addressable media technologies and offer products that meet changing customer needs;
•the ability to support large, global customers and develop and maintain complex integrations with key partners across the advertising ecosystem;
•the ability to achieve and maintain industry accreditations;
•the ability to collect advertising data across platforms and provide independent measurement to our customers;
•the ability to provide always-on, accurate measurement across linear and CTV for reach & frequency and outcomes at scale, across platforms, including walled gardens.
Talent and Culture
Employees
As of December 31, 2022, we had 531 full time employees across 13 offices in 9 countries, with 198 employees in research and development and related activities. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and the communities in which we operate, and which comply with government regulations. This includes enabling the vast majority of our employees to work from home, while implementing additional safety measures for employees continuing on-site work where legally possible.
Talent Acquisition and Development
We are focused on recruiting and retaining talented employees across the organization, with a particular focus on unique talent in CTV, product, analytics and many other areas that are critical to our success. We continue to invest to hire and retain top talent in all of our offices. We were included in both Inc. magazine’s and Ad Age Best workplaces for 2022 in the U.S and the DUNS 100 Best HighTech Companies to work for. Our strong reputation has contributed to over 15,000 candidates applying to work at Innovid in 2022. For new hires, we have a robust onboarding program tailored towards individual roles and responsibilities. On an ongoing basis, we invest in training and development programs that help our employees achieve their career goals and build management skills. We have two formal career feedback discussions per year where managers and their employees discuss progress and feedback for each other. We believe in developing and promoting top talent from within: in 2022, approximately one out of every seven of our employees was offered an opportunity for career advancement within the Company.
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
Innovid’s commitment to diversity, equity, and inclusion achieved measurable results in 2022. New U.S employees hired during 2022 were 33% BIPOC and 55% women. Existing employee promotions across 2022 were granted to women 53% of the time globally and Black and Indigenous people of color (BIPOC) employees 21% of the time in the US. Additionally several other diversity-focused initiatives including behaviors of inclusion training, compensation audits and a paid internship program were implemented during calendar year 2022.
Regulatory Matters
Data Privacy and Data Protection Laws
Data privacy and data protection legislation and regulation play a significant role in our business. We and our clients use personal data about internet users collected through our platform to manage and execute digital advertising campaigns in a variety of ways, including delivering advertisements to internet users based on their particular geographic locations, the type of device they are using, or their interests as inferred from their web browsing or app usage activity. We do not use this data to further identify specific individuals, and we do not seek to associate this data with information that can be used to further identify specific individuals. We take all required steps to comply with applicable data protection and privacy laws, which continue to evolve. As a result, our platform and business practices must be assessed regularly in each jurisdiction where we do business to avoid violating applicable legislation and regulation.
Data Privacy Regulation in the US
In the United States (“US”), at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies. At the federal level, online advertising activities are subject to regulation by the Federal Trade Commission (“FTC”), which has primarily relied upon Section 5 of the FTC Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. There are also other data privacy laws that apply. For example, we send marketing emails and are therefore subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN SPAM Act, which established specific requirements for commercial email messages, specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender.
There has been increased regulation of data privacy and security in the United States, particularly at the state level. Some proposed and newly enacted legislation at state level has affected and will continue to affect, our operations and those of our industry partners. For example, the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, such as IP addresses, and establishes a new privacy framework for covered businesses. The CCPA expanded privacy rights and consumer protection for residents of California and imposes more stringent obligations on companies regarding the level of information and control they provide to users about the collection and sharing of their data. Moreover, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020 and will further modify and expand the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA came into effect on January 1, 2023. Further, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, which also came into effect on January 1, 2023. Additionally, Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023.

Data Privacy Regulation in Europe
Our business activities are also subject to foreign legislation and regulation. In the European Economic Area (“EEA”), separate laws and regulations (and member states’ implementations thereof) govern the processing of personal data, and these laws and regulations continue to impact us. We are subject to the EEA General Data Protection Regulation (“GDPR”) and also the United Kingdom (“UK”) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The relationship between the United Kingdom and the European Union (“EU”) in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.
In any event, we are subject to laws, rules, and regulations regarding cross-border transfers of personal data, including laws relating to the transfer of personal data outside the EEA and the UK. Recent legal developments in the EEA and the UK have created complexity and uncertainty regarding transfers of personal information from the EEA and the UK to “third countries,” especially the United States. As supervisory authorities issue further guidance on personal data transfer mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or injunctions against processing personal data from the EEA and UK, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Innovid’s data protection program is largely rooted in the GDPR and Sevice Organization Control Type 2 (“SOC2”) security standards, and any international data transfers from the Asia-Pacific region are governed by direct contractual agreements between the regional entities and Innovid’s US parent corporate entity, Innovid, Corp. Otherwise, our compliance team works to oversee compliance with these Asia-Pacific regional requirements and to address compliance with our region-specific clients and business teams.
Innovid’s General Data Protection and Consumer Privacy Practices
Innovid is dedicated to a high standard of consumer privacy and data protection, while maintaining quality online Advertising Services to various advertisers, agencies, publishers and other businesses across various third party websites and online media.
Innovid has restrictive policies for the collection, use and sharing of consumer data. We maintain membership with the Network Advertising Initiative (“NAI”), a self-regulatory association dedicated to responsible data collection and its use for digital advertising, and the Digital Advertising Aliance (“DAA”), an independent organization led by advertising and marketing trade associations that has established self-regulatory principles enforcing responsible privacy practices for digital advertising and consumer transparency. Innovid also maintains accreditation with the MRC.
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
Innovid has taken a comprehensive approach to compliance with State privacy laws and will continue to monitor and adjust its approach as the law continues to evolve, to ensure we maintain compliance with the latest regulations, requirements and best practices. As between Innovid and its clients, Innovid is a service provider and does not sell personal information as contemplated under CCPA.
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
As of February 1, 2023, we had 14 granted patents, zero pending patent applications, and seven registered trademark applications covering a variety of interactive and contextual analysis capabilities. We have also registered domain names for websites that we use in our business, such as www.innovid.com.
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
ION Acquisition Corp 2 Ltd. (“ION”) was initially incorporated on November 23, 2020, as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Innovid Inc. was incorporated on June 21, 2007 as a Delaware corporation.
On June 24, 2021, ION, Innovid Inc., Merger Sub 1 and Merger Sub 2 entered into and agreement and plan of merger, the “Merger Agreement”. On November 30, 2021, as contemplated by the Merger Agreement, ION consummated the merger transaction contemplated by the Merger Agreement (the “Transaction”).
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
Executive Officers and Directors of the Registrant
Ken Markus and David Helmreich were appointed as executive officers by the Company’s Board on February 23, 2023.This reflects their growing roles in the leadership functions of the Company. Tal Chalozin, while no longer serving as an executive officer, retains his title as Chief Technology Officer. Mr Chalozin will continue to concentrate on working with the executive team to support the formulation and execution of the Company’s future strategy and may also seek out new opportunities in addition to his role with Innovid.
The Executive Officers and Directors are therefore as follows:

Name	Age	Position
Zvika Netter	50	Chief Executive Officer; Director
Tanya Andreev-Kaspin	45	Chief Financial Officer
David Helmreich	52	Chief Commercial Officer
Ken Markus	48	Chief Operating Officer
Gilad Shany(2)(3)	46	Director
Brian Hughes (1)	64	Director
Michael DiPiano(1)(2)	64	Director
Rachel Lam(1)(3)	55	Director
Jonathan Saacks(3)	54	Director
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
Tanya Andreev-Kaspin. Ms. Andreev-Kaspin serves as CFO of the Company. Ms. Andreev-Kaspin has served as the CFO of Innovid Inc. since January 2020 and prior to that served as Senior Vice President of Global Finance from 2016 and as Vice President of Finance from 2012 through 2015. Prior to joining Innovid, Ms. Andreev-Kaspin held finance leadership positions in a number of tech startup companies after starting her career as a public auditor at PricewaterhouseCoopers. Ms. Andreev-Kaspin received an MBA, Finance Management from Tel Aviv University and BA, Economics and Accounting from Tel Aviv University.
David Helmreich. Mr. Dave Helmreich serves as Chief Commercial Officer ("CCO") of the company as of December 13, 2022. Prior to this role, Mr. Helmreich served as the Chief Revenue Officer for Stackline, Chief Revenue Officer and Group Vice President for Oracle Marketing cloud, Chief Operating Officer for LiveIntent, CEO for Audience Partners, SVP and GM, Marketing and Advertising solutions for Neustar and more. Mr. Helmreich is a decorated US Navy veteran and holds a B.S. in Computer Science from the United States Naval Academy in Annapolis and an MBA from the Robert H. Smith School of Business at the University of Maryland.
Ken Markus. Ken Markus serves as Chief Operating Officer (“COO”) of the company as of February 7, 2023. Prior to his role as COO, Mr. Markus served as the Company’s Chief Client Officer since January 2019. From October 2015 until January 2019, Mr. Markus served as the Company’s Senior Vice President of Global Operations and Client Services. Prior to joining the Company, Mr. Markus served as the Head of Scale Operations and Services for gTech Ads at Google and held positions at Condé Nast, SiriusXM Satellite Radio, and Time Inc. Mr. Markus received an Executive MBA from Columbia and London Business School, an MS in Data Analytics from City University of New York, and a BS and BAS from the University of Pennsylvania.
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
Brian Hughes. Mr. Hughes currently serves as a Director of Bentley Systems (Nasdaq: BSY) and CompoSecure, Inc. (Nasdaq: CMPO). Mr. Hughes was previously an audit partner, the national private markets group leader, and venture capital co-leader at KPMG LLP where he worked from 2002 to 2019 and an audit partner at Arthur Andersen where he worked from 1981 to 2002. Mr. Hughes received a Master’s in Business Administration and a Bachelor of Science in Economics and Accounting from the Wharton School, University of Pennsylvania.
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

Rachel Lam. Ms. Lam is the Co-Founder and Managing Partner of Imagination Capital, an early-stage venture capital firm founded in 2017. From 2003 to 2017, Ms. Lam served as SVP and Group Managing Director of the Time Warner Investments Group, the strategic investing arm of Time Warner Inc. Ms. Lam managed Time Warner’s investments in numerous digital media companies and served on the board of directors of privately held Maker Studios and Bluefin Labs prior to their sales to the Walt Disney Company and Twitter, respectively. Ms. Lam has previously served on 20 boards of directors over the years and currently serves on the board of Magnite (NASDAQ: MGNI), the world’s largest independent sell-side ad platform, as well as on the board of Porch Group, Inc. (NASDAQ: PRCH), the vertical software platform for the home, where she is also the Chair of the Nominating & Governance Committee. Ms. Lam also spent several years in investment banking within the M&A group at Morgan Stanley and the Media and Telecommunications group at Credit Suisse. Ms. Lam received a B.S. in industrial engineering and operations research from U.C. Berkeley in 1989 and an M.B.A. from Harvard Business School in 1994.
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
Additional Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at www.sec.gov. We make available on our website at investors.innovid.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.

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
Innovid’s business depends on its ability to maintain and expand relationships with advertisers and agencies. Innovid depends on advertisers and agencies to specify and utilize its offering. Innovid currently relies on, and expects to continue to rely on, approximately 174 core clients calculated according to a new methodology to include publishers described elsewhere in this Form 10-K. This amount may include multiple paying customers. These core clients accounted for 88% of our 2022 revenue, with no single client accounting for more than 12% of our 2022 revenue. To support Innovid’s continued growth, it will seek to add additional advertisers to its platform and expand current utilization with its existing advertisers. However, there are no assurances it will be able to do so. Innovid has few advertising customers with minimum commitments so there is no guarantee that existing advertiser relationships will persist. Any disruptions in Innovid’s relationships with advertisers could adversely affect its business, results of operations and financial condition. If Innovid cannot retain or add individual advertisers, or if existing advertisers reduce their use of its offering, it could adversely affect Innovid’s business, results of operations, and financial condition. Additionally, if Innovid’s offerings do not meet the current or future expectations of its advertisers or agencies or if Innovid’s services or employees fail to perform as expected, such advertisers or agencies may seek alternative options and Innovid’s results may suffer. Furthermore, if existing advertisers significantly reduce their ad-spend in response to continued supply change disruptions, labor shortages or other macroeconomic trends, Innovid’s results will suffer.
Innovid and Legacy Innovid have a history of net losses in the previous years, and it anticipates increasing operating expenses in the future, and may not be able to achieve and, if achieved, maintain profitability.
We incurred net losses of $18.4 million, $11.5 million and $0.8 million in fiscal years 2022, 2021 and 2020, respectively. Innovid may not achieve or maintain profitability in the future. Because the market for CTV advertisement, and the management and analytics tools Innovid offers, is rapidly evolving, it is difficult for Innovid to predict its future results of operations or the limits of its market opportunity. Innovid expects its operating expenses to increase over the next several years as it hires additional personnel, particularly in research and development and sales and marketing, expands it partnerships, operations, and infrastructure, both domestically and internationally and continues to develop and expand its platform’s features and capabilities. Innovid also intends to continue to build and enhance its platform through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to its platform’s features and capabilities. In addition, now that Innovid has become a public company, it will incur additional significant legal, accounting, and other expenses that it did not incur as a private company. If Innovid’s revenue does not increase to offset the expected increases in its operating expenses, it will not be profitable in future periods. In future periods, Innovid’s revenue growth could slow or its revenue could decline for a number of reasons, including any failure to increase the number of advertisers using its platform or to increase its volume of impressions or as a result of a decrease in the growth of its overall market, its failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for CTV advertising or for its management and analytics tools, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of its future performance. Any failure by Innovid to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.

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
Innovid operates in a rapidly evolving industry. Innovid’s ability to forecast its future operating results is subject to a number of uncertainties, including its ability to plan for and model future growth in both its business and the digital advertising market. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control. Innovid is subject to risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, including challenges in forecasting accuracy, determining the appropriate nature and levels of investments, assessing appropriate returns on investments, achieving market acceptance of its existing and future offerings, managing buyer implementations, and developing new solutions. If Innovid’s assumptions regarding these uncertainties, which it regularly uses to plan, are incorrect or fail to appropriately capture market changes, or if Innovid does not address these risks successfully, its operating and financial results could differ materially from its expectations and its business could suffer. Innovid’s past revenue growth is not indicative of its future performance. In future periods, Innovid’s revenue could decline or grow more slowly than it expects. Innovid believes the growth of its revenue depends on a number of factors, including its ability to:
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
Innovid’s sales and marketing teams educate prospective advertisers about the use, technical capabilities, and benefits of its platform. Innovid’s sales cycle, from initial contact to contract execution and implementation, can take significant time with certain advertisers and agencies. Some of Innovid’s customers undertake an evaluation process that involves reviewing the offerings of Innovid’s competitors in addition to its platform. As a result, it is difficult to predict when a prospective customer will decide to execute an agreement and begin generating revenue for Innovid. Innovid is often required to explain how its platform can optimize the value of a premium publisher’s ad impressions or how a Demand Side Platform can discover valuable ad impressions. Innovid may spend substantial time and resources searching for new business or responding to requests for proposals from potential advertisers and such efforts may not result in revenue. Following contract execution and implementation, ongoing sales cycles and account management can take significant time. Innovid is often required to explain how an additional platform integration can enhance incremental demand or engage multiple trading teams within an advertising agency to source ad campaigns and create additional demand. Innovid may not succeed in attracting new advertisers and agencies despite its significant investment in its business development, sales and marketing organizations. It may also be difficult to predict when new advertisers will begin generating revenue through Innovid’s platform, and the extent of that revenue. Innovid may not succeed in expanding relationships with existing advertisers, despite its significant investment in its sales, account management, and marketing organizations. Further, it may be difficult to predict when additional products will generate revenue through Innovid’s platform, and the extent of that revenue.
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
Innovid’s business depends on global economic conditions, the overall demand for digital advertising spending and on the economic health of its current and prospective customers that benefit from our platform. Unstable market conditions make it difficult for our customers and us to accurately forecast and plan future business activities and there is no assurance that the digital advertising market will experience the growth we anticipate
The market for internet advertising solutions is highly competitive and rapidly changing. New technologies and methods of advertising present a dynamic competitive challenge as market participants develop and offer multiple new products and services aimed at facilitating and/or capturing advertising spending. With the introduction of new technologies and the influx of new entrants to the market, including large established companies and companies that Innovid does not yet know about or do not yet exist, Innovid expects competition to persist and intensify in the future, which could harm its ability to increase sales and maintain its profitability. Large and established internet and technology companies may have the power to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage Innovid. These companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to Innovid’s business and results of operations. These companies also have significantly larger resources than Innovid does, and in many cases have advantageous competitive positions in popular products and services like Gmail, YouTube, Chrome, Facebook and Instagram, which they can use to their advantage.
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
Also, various macroeconomic factors could cause advertisers to reduce the advertising budgets of Innovid’s customers, including adverse economic conditions, pandemics (for example COVID-19), terrorism, and general uncertainty about economic recovery or growth, particularly in North America, Europe, and Asia, where Innovid does most of its business, instability in political or market conditions generally, and any changes in the tax treatment of advertising expenses and the deductibility thereof. Reductions in overall advertising spending as a result of these factors could make it difficult to predict Innovid’s revenue and could adversely affect its business, results of operations, and financial condition. During the course of the pandemic supply chain disruptions and concerns regarding the continued pace of economic recovery led some advertisers in certain industries to reduce advertising spending and similar disruptions could recur in the future.
The extent to which the COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic, may continue adversely to affect Innovid’s business, results of operations, and financial condition remains uncertain and difficult to predict.
COVID-19 had a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures included restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The extent to which the COVID-19 pandemic may continue to impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control,
The COVID-19 pandemic also led to an increase in CTV viewership, which caused an increase in advertising spending and thus, Innovid’s financial results. Any increase to financial metrics such as revenues, operating margins, net income, net cash provided by operating activities and other financial and operating data, may not be indicative of results for future periods.

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
Innovid’s revenue may be affected by market changes, new demands by advertisers, and competitors and we may need to change our pricing models to compete successfully. Innovid’s solutions may be priced too high or too low, either of which may carry adverse consequences. Innovid may receive requests from agencies and advertisers for volume discounts, fee revisions, and rebates. Any of these developments could adversely affect Innovid’s business, results of operations, or financial condition. Any failure of Innovid’s pricing approaches to gain acceptance could adversely affect its business, results of operations, and financial condition.
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
Innovid has a large and diverse customer and integration partner base. At any given time, one or more of Innovid’s customers or partners may experience financial difficulty, file for bankruptcy protection or cease operations. Unfavorable economic and financial conditions could result in an increase in customer financial difficulties which could adversely affect Innovid. The direct impact on Innovid could include reduced revenues and write-offs of accounts receivable and expenditures billable to customers, and if these effects were severe enough, the indirect impact could include impairments of intangible assets and reduced liquidity. Furthermore, the payment risks Innovid faces are heightened since some of the media agencies with which Innovid deals collect payments from their advertiser customers and then remit to Innovid such amounts on behalf of those advertiser customers, each of whom is subject to independent billing and payment risks as well. Although no core client (brand/advertiser) accounted for more than 12% of Innovid’s revenue in 2022, our approximately 174 core clients accounted for in excess of 88% of Innovid’s total revenue in 2022.

Any interruptions or delays in services from third parties, including data center hosting facilities, cloud computing platform providers and other hardware and software vendors, or disruptions from Innovid’s inability to adequately plan for and manage service failures or infrastructure capacity requirements, could impair the delivery of Innovid’s services and harm its business.
Innovid currently serves its customers from third-party data center hosting facilities and cloud computing platform providers located in the United States and Europe. Innovid also relies on computer hardware purchased or leased, if any, from, software licensed from, and cloud computing platforms provided by, third parties in order to offer its services, including database software, hardware and data from a variety of vendors. Any disruption or damage to, or failure of Innovid’s systems generally, including the systems of its third-party platform providers, could result in interruptions in its services. Innovid has from time to time experienced interruptions in its services and such interruptions may occur in the future. Also, Innovid may contract with other third-party data centers outside of the United States and Europe, which may carry risks that Innovid does not, or may not be able to, anticipate. In addition, the COVID-19 pandemic disrupted the supply chain of hardware needed to maintain these third-party systems or to run Innovid’s business and such disruptions may recur again in future.. As Innovid increases its reliance on these third-party systems, particularly with respect to third-party cloud computing platforms, its exposure to damage from service interruptions may increase.
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
Innovid’s business depends on the overall demand for advertising and on the economic health of Innovid’s current and prospective advertisers. The market for digital advertising solutions is highly competitive and rapidly changing. New technologies and methods of advertising present a dynamic competitive challenge as market participants develop and offer multiple new products and services aimed at facilitating and/or capturing advertising spending. With the introduction of new technologies and the influx of new entrants to the market, including large established companies and companies that Innovid does not yet know about or do not yet exist, Innovid expects competition to persist and intensify in the future, which could harm its ability to increase sales and maintain its profitability. Large and established internet and technology companies may have the power to significantly change the very nature of the digital advertising marketplaces in ways that could materially disadvantage Innovid. These companies could leverage their positions to make changes to their web browsers, mobile operating systems, platforms, exchanges, networks or other solutions or services that could be significantly harmful to Innovid’s business and results of operations.
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
The advertisers and publishers engaging in transactions through Innovid’s platform impose various requirements upon each other, and Innovid and the underlying advertisers are subject to regulatory requirements by governments and standards bodies applicable to their activities. Innovid may assume responsibility for satisfying or facilitating the satisfaction of some of these requirements through the contracts it enters into with advertisers or publishers transacting business through its platform under applicable laws, regulations or common law duties, even if Innovid has not assumed responsibility contractually. These responsibilities could expose Innovid to significant liabilities, perhaps without the ability to impose effective mitigating controls upon, or to recover from, advertisers and publishers and our contractual indemnities and limitations of liability may not protect us adequately.

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
If advertisers or publishers or data providers do not have sufficient rights to the content, technology, data or other material that they provide or make available to Innovid, Innovid’s business and reputation may be harmed.
If advertisers or publishers or data providers do not have sufficient rights to the content, technology, data, or other material that they provide or make available to Innovid or if they subsequently lose such rights, or if it infringes or is alleged to infringe the intellectual property rights of third parties, Innovid could be subject to claims from those third parties, which could adversely affect its business, results of operations, and financial condition. For example, channel partners may aggregate ad impressions across several publishers, and Innovid may not be able to verify that these aggregators own or have rights to all of their digital ad impressions. As a result, Innovid may face potential liability for copyright, patent, trademark or other intellectual property infringement, or other claims. Litigation to defend these claims could be costly and have an adverse effect on Innovid’s business, results of operations, and financial condition. While Innovid does include indemnity provisions covering customer content in its service agreements, it can provide no assurance that it is adequately insured to cover claims related to customer content or that its indemnification provisions will be adequate to mitigate all liability that may be imposed on it as a result of claims related to customer content.
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
Innovid’s business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. In particular, a pandemic such as the recent COVID-19 pandemic, including the reactions of governments, markets, and the general public,could result in a number of adverse consequences for Innovid’s business, results of operations, and financial condition, many of which would be beyond Innovid’s control. A significant natural disaster could have a material adverse effect on Innovid’s business, results of operations, and financial condition, and Innovid’s insurance coverage may be insufficient to compensate Innovid for losses that may occur. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in Innovid’s or its customers businesses or the economy as a whole. Innovid may also be subject to cyber security incidents – see “Risks Relating to Information Technology, Cybersecurity and Intellectual Property—System failures, security breaches, or cyberattacks could interrupt the operation of Innovid’s platform and data centers and significantly harm its business, financial condition and results of operations” below for more details. Innovid may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting areas in which it operates. As Innovid relies heavily on technology such as computers, communications systems and the Internet to conduct its business and provide high-quality customer service, these disruptions could negatively impact Innovid’s ability to run its business and either directly or indirectly disrupt its customers businesses, which could have an adverse effect on Innovid’s business, results of operations and financial condition.
Innovid relies on integrations with demand- and supply-side advertising platforms, ad servers and social platform over which we exercise very limited control. A decrease in demand for advertising and public criticism of digital advertising technology in the US and internationally, could adversely affect the demand for and use of Innovid’s solutions.
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
•changes in a specific country’s or region’s political or economic conditions. For example, we have one of our four main offices in Tel Aviv. The Israeli government is currently pursuing extensive changes to Israel’s judicial system and in response to this, certain leading international financial institutions, including investment banks, investors and key economists, have indicated several causes for concern, including that such proposed changes, if adopted, may cause a downgrade to Israel’s sovereign credit rating and Israel’s international standing, which would adversely affect the macroeconomic condition in which we operate as we have extensive operations in Israel, and also potentially deter foreign investment into Israel, which may hinder our ability to raise additional funds;
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
Innovid currently operates in Europe through a subsidiary located in the United Kingdom and may expand to other global regions including China, other South Asian countries as well as Latin America. The withdrawal of the United Kingdom from the EU (“Brexit”) may continue adversely to affect economic conditions in the United Kingdom, EU and elsewhere across the globe, and could contribute to volatility in foreign exchange markets with respect to the British Pound and Euro, which Innovid may not be able to effectively manage, and its financial results could be adversely affected. Further, Brexit may add additional complexity to potential European operations. Accordingly, Innovid cannot predict the additional expense, impact on revenue, or other business impact that may stem from Brexit. Additionally, operating in international markets also requires significant management attention and financial resources. Innovid cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability. Foreign currency exchange risk exposure also arises from intra-company transactions and financing with subsidiaries that have a functional currency different than the euro. While Innovid may engage in hedging transactions to minimize the impact of uncertainty in future exchange rates on intra-company transactions and financing, it may not hedge all of its foreign currency exchange rate risk. In addition, hedging transactions, to the extent Innovid may engage in hedging, carries its own risks and costs, and could expose it to additional risks that could harm its financial condition and operating results.

Changes in tax laws or tax rulings could materially affect Innovid’s effective tax rates, financial position and results of operations.
We are subject to taxation in multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure . Any adverse development in the tax law of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations. The tax regimes Innovid is subject to or operates under may be subject to significant change. Changes in tax laws or changes in interpretations of existing laws could cause Innovid to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services and excise, net worth, property, and goods and services taxes), which in turn could materially affect Innovid’s financial position and results of operations. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact Innovid’s tax obligations. Any significant changes to Innovid’s future effective tax rate may materially and adversely affect Innovid’s business, financial condition, results of operations, or cash flows.
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
Innovid is subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practice Act of 1977 (“FCPA”), the US domestic bribery statute contained in 18 USC. § 201, the USA PATRIOT Act, US Travel Act, the U.K. Bribery Act 2010 and the Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which it conducts activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti-corruption laws may also hold Innovid liable for acts of corruption or bribery committed by its third-party business partners, representatives, and agents, even if Innovid does not authorize such activities. As Innovid increases its international sales and business, and increases its use of third parties, Innovid’s risks under these laws will increase.

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
If we fail to maintain an effective system of internal controls over financial reporting in the future we may not be able to accurately or timeously report our financial condition or results of operations.
If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and in the price of our common stock.
Failure to comply with applicable legislation and regulation on data privacy and data protection and changes in laws and regulations that result in changes to Innovid’s data collection and storage practices may adversely affect its business.
Privacy and data protection laws and regulation of digital advertising may cause Innovid to incur additional or unexpected costs, subject it to enforcement actions for compliance failures or cause it to change our platform or business model, which may have a material adverse effect on our business.

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
There has also been increased regulation of data privacy and security in the US particularly at the state level. For example, in 2018, California enacted the CPA, which came into effect in January 2020 and places increased obligations on businesses. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the CPRA, which significantly expands the CCPA. The CPRA took effect January 1, 2023 (and applies to data collected during the prior year), introduced additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA has marked the beginning of a trend toward more stringent state data privacy legislation in the US, which could increase Innovid’s potential liability and adversely affect its business. For example, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, or CDPA, which also took effect on January 1, 2023. Further, Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023. The potential effects of legislation are far-reaching and may require Innovid to modify its processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
Innovid may be subject to fraudulent or malicious activities undertaken by persons seeking to use its platform for improper purposes. For example, someone may attempt to divert or artificially inflate advertiser purchases through Innovid’s platform, or to disrupt or divert the operation of the systems, and devices of its advertisers, and their consumers in order to misappropriate information, generate fraudulent billings or stage cyberattacks, or for other illicit purposes. For example, sophisticated bot-nets and other complex forms of click fraud might be used to generate fraudulent impressions and divert advertising revenue from legitimate websites of publishers. Those activities could also introduce malware through Innovid’s platform in order to commandeer or gain access to information on consumers’ computers. Innovid uses third-party tools and proprietary technology to identify non-human traffic and malware, and it may reduce or terminate relationships with advertisers that Innovid finds to be engaging in such activities. Although Innovid continuously assesses the quality and performance of advertising on digital media properties, it may be difficult to detect fraudulent or malicious activity, and Innovid relies on its own and third-party tools, as well as the controls of advertisers. Further, perpetrators of fraudulent impressions and malware frequently change their tactics and may become more sophisticated over time, requiring both Innovid and third parties to improve processes for assessing the quality of advertiser inventory and controlling fraudulent activity. If Innovid fails to prevent such unauthorized access or our platform is compromised its services may be disrupted or perceived as insecure. As a result, its reputation could be damaged, advertisers may contest payment, demand refunds, or fail to give Innovid future business, or Innovid could face legal claims from advertisers.
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
Risks Relating to Innovid’s Capital Resources
Restrictions and financial covenants in our current revolving credit facility impose the risk of default and could adversely affect our business, financial condition and results of operations

In the future, Innovid may need to obtain additional financing that may not be available or may reduce its profitability or result in dilution to its stockholders.
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
•actions by stockholders, including the sale by the PIPE Investors (as defined in Item 7. Management’s Discussion and Analysis, Transaction, of this Annual Report on the Form 10-K) of any of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the recent COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism including the conflict between Russia and Ukraine.
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
We are an “emerging growth company” and we expect to elect to comply with reduced public company reporting requirements which could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). For so long as we continue to be an emerging growth company we are eligible for certain exemptions from various public company reporting requirements.
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
Our certificate of incorporation designates the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act of 1933 as amended which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Following the expiration of the lock-up arrangements relating tot he Transaction, there are no contractual restrictions on selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in our share price or could reduce the market price of our common stock. Such sales, or the possibility that such sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
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
Item 1B. Unresolved Staff Comments
N/A.
Item 2. Properties
Our corporate headquarters is located in New York, New York and consists of approximately 17,000 square feet of space. Our other main offices are in Edinburgh, Tel Aviv and Buenos Aires We also maintain offices and/or shared work spaces in Los Angeles, Chicago, Detroit, London, Edinburgh, Sydney and Bogota. We lease all of our facilities and do not own any real property. Leases on these facilities expire at various dates from 2022 to 2025, excluding any options for renewal. We may add facilities as we grow our employee base and expand geographically. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by Nielsen, LLC against TVS alleging infringement of US Patent No. 10,063,378. On January 18, 2023 the Texas Court granted TVS’s motion to transfer venue to the Southern District of New York. It is expected that the Southern District of New York will issue a scheduling order detailing the next steps in the case in March 2023. The plaintiff has not specified the amount sought in the litigation.
Item 4. Mine Safety Disclosures
N/A.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the ticker symbol “CTV” and our warrants trade on NYSE under the ticker symbol “CTV.WS.”
Holders
As of March 1, 2023, there were approximately 100 holders of record of our common stock and approximately 2 holders of record of our warrants.
Issuer purchases of equity securities
There were no purchases of common stock for the year ended December 31, 2022.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities for the year ended December 31, 2022.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.
Use of Proceeds
On November 30, 2021, Innovid, Inc. consummated the Merger Agreement dated June 24, 2021, with Innovid surviving the merger. Approximately $149.3 million in cash proceeds were received net of transaction costs paid. For greater detail, see Note 3, Transaction to our audited consolidated financial statements included under Item 8, Financial Statements and Supplementary Data.
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
Company Overview
Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV/video ads across CTV, linear TV, mobile and desktop TV environments. As of December 31, 2022, over 50% of the top 200 advertisers by TV US advertising spend according to Kantar Media are utilizing our platform in their advertisement delivery infrastructure. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. CTV accounted for 51%, 46% and 40% of all video impressions served by Innovid during the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, this represented a year-over-year increase of 28%. The balance of video impressions served by Innovid during such periods were attributable to Mobile, 36%, 39% and 43%, respectively, and PC, 13%, 15%, 16% respectively. In 2022, the year-over-year change in video impressions was an increase of 5% for mobile TV and 2% for desktop TV. An impression is the metric used to quantify the number of views of an advertisement. Impressions are measured by cost per mille (“CPM”), where mille refers to 1,000 impressions (or cost per thousand). For example, a CTV ad might have a CPM of $25, meaning that the content owner receives $25 every time an ad is displayed 1,000 times within a designated program. Ad servers, such as Innovid, provide a pixel that is implemented within an ad. When an ad with that pixel loads, an impression is counted. Counting impressions is essential to how digital advertising is measured, accounted and paid for. We serve many of the top TV advertisers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and many more, with such clients representing the key verticals we serve.

We believe CTV is a large and growing industry with significant upside potential, but it also has its own set of challenges. Innovid’s solutions are designed to solve three core areas of disruption for large advertisers shifting investment to CTV; the streaming and delivery of creative, personalization of creative, and measurement. Our solutions starts with the workflow for personalizing and delivering ads, a process that allows us to receive signals to enable measurement of advertising. In the middle of this workflow loop is a complex ecosystem of providers that Innovid supports through collaboration and integration, but does not compete with. This includes Demand Side Platforms who enable programmatic ad buying.

A key driver of CTV growth has been the evolving preferences of consumers. Consumers are increasingly cutting the cord and streaming TV content over-the-top (“OTT”) through internet-connected devices rather than traditional broadcast, satellite or cable TV. We believe OTT content, which is typically delivered on-demand, seeks to provide a better user experience, and often saves the consumer money over traditional paid TV services. Advertisers seeking to engage these audiences are rapidly shifting dollars away from traditional TV mediums towards increasing budgets for CTV. Advertisers can also benefit from the shift to CTV as the digitally delivered ads can be personalized and measured in real time, similar to other digital advertising mediums such as internet browser-based formats. As a result, TV advertisers have better transparency, control and ultimately potential return on investment from their CTV advertising.
Innovid’s purpose-built CTV infrastructure platform comprises three key offerings: Ad Serving Solutions, Creative Personalization Solutions and Measurement Solutions. Our software-based platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including Demand Side Platforms such as The Trade Desk and Amobee; supply side platforms such as Magnite and Verizon Media; publishers such as Hulu and Peacock; and end user devices such as Amazon Fire and Samsung Smart TV. Our offerings encompass independent global ad serving, data-driven personalization, and new forms of measurement designed to connect all channels in a clean, comparable, and privacy-compliant manner. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions of advertisement inventory. Because we do not make ad buying or selling decisions we are able to maintain our independence and remain free of potential buying conflicts.

Our target clients comprise the largest global TV advertisers. In addition, we work closely with top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos. and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure. We define core clients as advertisers or publishers that generated at least $100,000 of annual revenue. Prior to our acquisition of TVS, our definition of a core client included only advertisers that generates at least $100,000 of annual revenue. We have a history of strong growth in our core client base, with 174 core clients as of December 31, 2022 using the new definition, including 41 core clients added from the acquisition of TVS. No individual core client represented more than 12% of 2022 revenue. In 2022 our 174 core clients that generated approximately 88% of the total company revenue.. In the years ended December 31, 2020 and 2021 we had 95 and 109 core clients (which did not include publishers) that generated 89% and 91% of the total company revenue. Innovid serves customers globally, including the US, Germany, UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan and Australia. In 2022 approximately 10% of Innovid’s revenue was generated by our customers outside of the US.

Our revenue model is based on impressions volume and the cost per impression for our various ad serving services. For our core ad serving platform, we generate revenue from our advertising customers based on the volume of advertising impressions delivered, enabling us to grow as our customers increase their digital ad spend and corresponding ad impressions. We also provide measurement services to brand and agencies, enterprise clients (networks) and publishers. Our measurement services provide analysis on and track performance of advertisement campaigns and in this way provide insights into the effectiveness of TV and digital advertising. The measurement service provides insights into the effectiveness of TV and digital advertising. Revenues related to the measurement services platform are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues for these measurement services are recognized over the service period. Additionally, we generate revenue from creative services based on flat fee per projects. As we introduce new products such as advanced measurement and creative capabilities including personalization and interactivity, we expect to be able to charge higher prices per impression volume.
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
Acquisition
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have considered the impact of these factors on our estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the periods ended December 31, 2022 and 2021. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.
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
Global expansion
The majority of our clients are global advertisers and operate at a significant scale. Innovid serves customers globally through a delivery footprint covering the US, the UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan, and Australia. In 2022, approximately 10% of Innovid’s revenue was generated outside of the US.
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
Seasonality: We experience fluctuations in revenues that coincide with seasonal fluctuations in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers often allocate the largest portion of their media budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenues while the first quarter typically reflects our lowest level of revenues. We expect our revenues to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business. However, this traditional seasonality may also be impacted by certain external factors or major events that impact traditional television advertising patterns, such as global events described above. In the year ended December 31, 2022 we observed more traditional seasonality in television advertising spend relative to the corresponding period in 2021.
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
Revenues
We generate the majority of our revenues from providing Ad serving services to advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels.
We also have a new offering, InnovidXP, which is focused on measurement of the efficiency of CTV advertising and in-flight optimizations for TV marketers. We plan to further develop and scale it in the future.
We provide creative services related to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units.
We generate the majority of our revenues from the sale and delivery of our products within the US. For information with respect to sales by geographic markets, refer to Note 18, Segment Reporting to the Consolidated Financial Statements included under Item 8, Financial Statements and Supplementary Data. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
We anticipate that revenues from our US sales will continue to constitute a substantial portion of our revenues in future periods.
Cost of revenues
Cost of revenues consists primarily of costs to run our ad serving, creative and measurement services. These costs include hosting fees, personnel costs including stock-based compensation, professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs and communication costs, based on headcount.
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
Research and development costs are charged to the consolidated statements of operations as incurred. ASC 350-40, Internal-Use Software (“ASC 350-40”), requires the capitalization of certain costs incurred only during the application development stage.
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
General and administrative
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for executive management, finance, accounting, human capital, legal and other administrative functions as well as professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs, and communication costs based on headcount.

Prior period reclassification
Beginning in the second quarter 2022, we present depreciation, amortization and impairment expenses as a separate line item on our consolidated statements of operations. All prior periods have been adjusted. Depreciation and amortization expenses were previously included in cost of sales and other operating expenses depending on the underlying asset’s function. Additionally, we no longer present gross profit as a subtotal on our consolidated statements of operations. In accordance with generally accepted accounting principles, all periods presented below have been retrospectively adjusted to reflect the reclassification of cost of revenue and other operating expenses exclusive of depreciation, amortization and impairment. The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements, adjusted for this reclassification. Refer toNote 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements included under Item 8, Financial Statements and Supplementary Data for further information on prior period reclassification.
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

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$127,117	100.0%	$90,291	100.0%
Cost of revenues	30,187	23.7%	17,698	19.6%
Research and development	31,118	24.5%	24,299	26.9%
Sales and marketing	50,266	39.5%	32,841	36.4%
General and administrative	39,144	30.8%	20,641	22.9%
Depreciation, amortization and impairment	6,143	4.8%	661	0.7%
Operating loss	(29,741)	(23.4)%	(5,849)	(6.5)%
Finance expenses (income), net	(13,348)	(10.5)%	4,386	4.9%
Loss before taxes	(16,393)	(12.9)%	(10,235)	(11.3)%
Taxes on income	2,017	1.6%	1,237	1.4%
Net loss	$(18,410)	(14.5)%	$(11,472)	(12.7)%
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
Total revenue increased by 41% year-over-year, from $90.3 million in the year ended December 31, 2021 to $127.1 million in the year ended December 31, 2022. 19% of total 2022 revenue, $23.6 million, was attributed to TVS.

Revenue, excluding TVS, was $103.5 million in the year ended December 31, 2022, an increase of 15% from the year ended December 31, 2021. The increases are driven primarily by growth in ad impressions delivered on our platform for both existing and new clients. A significant contributor to our revenue growth is the ongoing conversion of advertising investment from linear TV to CTV, both in the market and among our clients.

There was no meaningful impact of changes in average cost per impression on total revenue.

Cost of revenues (exclusive of depreciation and amortization shown below)

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$30,187	23.7%	$17,698	19.6%	$12,489	70.6%
Cost of revenue increased by $12.5 million, or 71%, from $17.7 million in the year ended December 31, 2021 to $30.2 million in the year ended December 31, 2022. This is driven by a $6.1 million increase predominantly related to inclusion of data costs for our measurement services included in our operations following TVS acquisition. In addition, we had a $4.9 million increase in personnel costs due to a higher headcount due to TVS acquisition and to support increased activity volume.
Research and development (exclusive of depreciation, amortization and impairment shown below)

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$31,118	24.5%	$24,299	26.9%	$6,819	28.1%
Research and development expenses increased by $6.8 million, or 28%, from $24.3 million in the year ended December 31, 2021 to $31.1 million in the year ended December 31, 2022. The increase was primarily due to an increase of $8.1 million in personnel costs following the TVS acquisition and an increase of $1.1 million in technology infrastructure and hosting fees, both to support our platform maintenance work as well as our product research efforts. In addition, there was a $4.3 million increase in share-based compensation mostly due to increase in headcount and RSUs that were granted to employees. These increases were partially offset by an increase of $7.4 million for capitalization of research and development expenses related to our development of new products and our platform enhancements.
Sales and marketing (exclusive of depreciation and amortization shown below)

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$50,266	39.5%	$32,841	36.4%	$17,425	53.1%
Sales and marketing expenses increased by $17.4 million, or 53%, from $32.8 million in the year ended December 31, 2021 to $50.3 million in the year ended December 31, 2022. The increase was driven primarily by an increase in personnel costs of $9.9 million following the TVS acquisition and an increase in marketing costs of $1.6 million, both to support our long-term growth strategy. In addition, there was a $4.3 million increase in share-based compensation due to increase in headcount and RSUs that were granted to employees and a $0.4 million increase in commissions due to higher revenues.
General and administrative (exclusive of depreciation, amortization and impairment shown below)

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$39,144	30.8%	$20,641	22.9%	$18,503	89.6%
General and administrative expenses increased by $18.5 million, or 90%, from $20.6 million in the year ended December 31, 2021 to $39.1 million in the year ended December 31, 2022. The increase was primarily due an increase in personnel costs of $2.3 million related to the expansion of our operations following the TVS acquisition and a $3.3 million increase in Directors and Officers insurance expense during the period. In addition, there was an increase in professional fees primarily consisting of $4.9 million related to the TVS Acquisition, $1.9 million for accounting and audit services in connection with being a public company and $0.8 million for legal services related to SEC reporting. Further, we incurred $1.5 million in litigation related professional fees.

In addition, there was a $2.2 million increase in share-based compensation mostly due to RSUs that were granted to employees and an increase in headcount.
Depreciation, amortization and impairment

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation, amortization and impairment	$6,143	4.8%	$661	0.7%	$5,482	829.4%
Depreciation, amortization and impairment expenses increased by $5.5 million, or 829%, from $0.7 million in the year ended December 31, 2021 to $6.1 million in the year ended December 31, 2022. The increase was driven primarily by amortization of $3.8 million related to acquired intangible assets associated with our acquisition of TVS and an impairment charge of $0.5 million related to the abandonment of certain projects associated with our internal software development.
Finance expenses (income), net

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance expenses (income), net	$(13,348)	(10.5)%	$4,386	4.9%	$(17,734)	(404.3)%
Finance expenses (income), net decreased by $17.7 million, or 404%, from $4.4 million expense in the year ended December 31, 2021 to $13.3 million income in the year ended December 31, 2022. The decrease was driven primarily by a decline in the fair value of our Public and Private Warrants issued as a part of the Transaction. The fair value of the warrants is influenced by market volatility impacting Company’s share price which is an underlying input for the valuation.
Taxes on income

	Year ended December 31,
	2022		2021
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$2,017	1.6%	$1,237	1.4%	$780	63.1%
Tax expense increased by $0.8 millions, or 63%, from $1.2 million in the year ended December 31, 2021 to $2.0 million in the year ended December 31, 2022. The increase is primarily due to changes in US state and foreign income taxes, changes in uncertain tax positions related to our Israel subsidiary, and changes to deferred taxes associated with the acquisition of TVS.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.
As of December 31, 2022, we had cash, cash equivalents and restricted cash of $38.0 million and net working capital, consisting of current assets less current liabilities, of $72.6 million. We paid net cash consideration of approximately $99.1 million for the acquisition of TVS. As of December 31, 2022, we had an accumulated deficit of $150.9 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
We believe our existing cash and cash equivalents and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our cash needs and working capital requirements for at least the next 12 months. However, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current economic conditions may have on our working capital requirements. To date, the global events have not had a material negative impact on our cash flow or liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors.

Sources of Liquidity
Revolving Line of Credit
On August 4, 2022, two of our wholly owned subsidiaries, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15.0 million to $50.0 million (the “New Revolving Credit Facility”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate which is the greater of (a) WSJ Prime Rate plus 0.75% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The maturity date of the 2022 A&R Agreement is June 30, 2024. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
The New Revolving Credit Facility requires us to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” determines as our unrestricted cash plus accounts receivable, net, determined according to accounting principles generally accepted in the United States of America (“US GAAP”). We are also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement if we do not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
As of December 31, 2022, we were in compliance with all covenants.
As of December 31, 2022, the Company utilized $20.0 million of the $50.0 million credit line, $6.0 million of which was drawn during 2020, $5.0 million was drawn during the fourth quarter 2022 and $9.0 million was drawn during the second quarter of 2022. In January 2023, the Company repaid $5.0 million under the credit line.
Prior to the 2022 A&R Agreement, the credit installments bore US dollar denominated interest at an annual rate equal to 0.75%-1% plus a prime rate on the outstanding principal of each credit installment.
We recognized interest expenses in “Finance expenses (income), net” in the consolidated statements of operations. Interest expenses for the years ended December 31, 2022 and 2021 were $0.7 million and $0.3 million, respectively.
Uses of Liquidity
We utilize short-term certificates of deposit in order to maximize the use of cash on hand. As of December 31, 2022 we had one short-term certificate of deposit of $10 million with an original maturity greater than 90 days. This deposit is expected to mature within 180 days from it’s date of issuance.
Cash Flows
Year ended December 31, 2022 compared to year ended December 31, 2021
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(11,561)	$(2,421)
Net cash used in investing activities	(119,426)	(3,687)
Net cash provided by financing activities	11,800	147,174
(Decrease) increase in cash, cash equivalents and restricted cash	$(119,187)	$141,066
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

Cash used in operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as depreciation, amortization and impairment, stock-based compensation and changes in fair value of warrants.
For the year ended December 31, 2022, net cash used in operating activities was $11.6 million compared to net cash used in operating activities of $2.4 million for the year ended December 31, 2021. The increase in net cash used in operating activities during 2022 as compared to 2021 was primarily attributable to increased loss from operations, an increase in account receivable because of the expansion of our operations offset by decreased non-cash adjustments.
The changes in our working capital compared to the prior period were the result of an increase in trade receivables due to increased revenue and operating activities. The changes in working capital were also related to an increase in accrued liabilities due to accrual and the timing of payments for personnel costs, prepaid software subscription fees and changes due to the acquisition of TVS.
Our non-cash adjustments decreased mostly driven by decrease in valuation of warrants due to changes in our stock market price, offset by an increase in stock-based compensation as a result of RSUs granted in 2022 and amortization of intangible assets related to TVS acquisition.
Investing Activities
For the year ended December 31, 2022, we used $119.4 million of net cash in investing activities, primarily driven by cash consideration of $99.1 million paid to acquire TVS. In addition, an increase of $7.4 million comparing to the prior period relates to investment in internal software development work. Further, we invested $10.0 million in short-term deposit in the fourth quarter of 2022 with maturity of no more than 180 days.
For the year ended December 31, 2021, we used $3.7 million of net cash in investing activities, primarily driven by the investment in internal software development work of $2.6 million and the loan in the amount of $0.5 million issued to our founder.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities of $11.8 million was due to drawdown of credit facility of $14.0 million and proceeds received for exercises of options in the amount of $1.0 million, partially offset by payment of SPAC merger transaction costs of $3.2 million.
For the year ended December 31, 2021, net cash provided by financing activities of $147.2 million was primarily due to $149.3 million of net cash proceeds in connection with the closing of the Transaction. The increase in financing cash flow was also due to proceeds received for exercises of options in the amount of $1.1 million, and partially offset by repayment of the Paycheck Protection Program Loan (“PPP loan”) in the amount of $3.0 million.
Contractual Obligations and Known Future Cash Requirements
Lease Commitments
We rent our facilities and certain motor vehicles under operating lease agreements that expire on various dates, the latest of which is in 2025 excluding any options for renewal. The minimum rental payments under operating leases for rental of premises as of December 31, 2022 for the next five years totaled $3.9 million, which is comprised of $2.2 million and $1.7 million in the next 12 months and more than 12 months, respectively. Other operating leases are immaterial.
Pledges and Bank Guarantees
In connection with the first loan agreement with with Silicon Valley Bank, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.8 million of pledged bank deposits as of December 31, 2022. We obtained bank guarantees in an aggregate amount of $0.3 million in connection with our office lease agreements in the US as of December 31, 2022.

Key Metrics and Non-GAAP Financial Measures
Adjusted EBITDA
In addition to our results determined in accordance with US GAAP, we believe that certain non-GAAP financial measures, including Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA Margin are useful in evaluating our business. The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.

	Year ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(18,410)	$(11,472)	$(812)
Net loss margin	(14.5)%	(12.7)%	(1.2)%
Depreciation, amortization and impairment (a)	6,143	661	730
Stock-based compensation	13,878	3,273	584
Finance expense (income), net (b)	(13,348)	4,386	734
Transaction related expenses (c)	393	7,200	153
Acquisition related expenses (d)	4,971	161	—
Retention bonus expenses (e)	3,152	—	—
Legal claims	1,506	—	—
Other (f)	923	—	—
Taxes on income	2,017	1,237	1,200
Adjusted EBITDA	$1,225	$5,446	$2,589
Adjusted EBITDA margin	1.0%	6.0%	3.8%
(a) In third quarter, 2022, the Company recorded impairment charges of $0.5 million related to the abandonment of certain projects related to our internal software development.
(b) Finance expense (income), net consists mostly of remeasurement related to revaluation of our warrants, remeasurement of our foreign subsidiary’s monetary assets, liabilities and operating results, and our interest expense. In a prior period it also included transaction costs allocated to warrants.
(c) Transaction related expenses consist of one-time, non-recurring bonus payments to certain members of management, professional fees associated with the SPAC merger transaction and SEC filings.
(d) Acquisition related expenses consists of professional fees associated with the acquisition of TVS.
(e) Retention bonus expenses consists of retention bonus for TVS employees.
(f) Other consists predominantly of exit costs for a former TVS employees.
We use Adjusted EBITDA and Adjusted EBITDA Margin as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are also useful to investors for period to period comparisons of our core business. Additionally, these figures provide an understanding and evaluation of our trends when comparing our operating results, on a consistent basis, by excluding items that we do not believe are indicative of our core operating performance.
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
•they do not reflect one-time, non-recurring, bonus costs and third party costs associated with the SPAC merger transaction and regulatory filings;

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
Operational Metrics
In addition, Innovid’s management considers net revenue retention and core client retention in evaluating the performance of the business. Net revenue retention is defined as the percentage of revenue retained from existing core customers as compared to the prior year period. Prior to our acquisition of TVS in 2022, our definition of a core client included only advertisers that generated at least $100,000 of annual revenue. Following our acquisition of TVS, we have included publishers as core clients. Innovid’s management believes that net revenue retention is a useful metric for management and investors in evaluating Innovid’s value proposition to customers and its ability to retain customers.
Innovid’s management believes that core client retention is a useful metric for management and investors in evaluating the strength of core customer relationships. Core client retention is defined as the percentage of core clients retained by Innovid as compared to the prior year period. We define core clients as advertisers or publishers that generated at least $100,000 of annual revenue. Prior to our acquisition of TVS, our definition of a core client included only advertisers that generates at least $100,000 of annual revenue. For the year ended December 31, 2022, our net revenue retention was 111%. Our core client retention was 90%.
For the years ended December 31, 2021 and 2020, our net revenue retention based on prior methodology, which did not include publishers, was 127% and 121%, respectively. Our core client retention was 97% and 94%, respectively.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes to consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including the ongoing and potential impacts of global events such as raising inflation, war in Ukraine and COVID-19 pandemic. Actual results may differ from these estimates.
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies included in Item 8. Financial Statements and Supplementary Data, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
The majority of Company’s revenues is derived from providing Ad serving services to advertisers, publishers, and media agencies. The services focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels.

The Company also provides measurement services to brand and agencies, enterprise clients (networks) and publishers. The measurement service provide analysis on and track performance of advertisement campaigns. The measurement service provides insights into the effectiveness of TV and digital advertising.

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
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative standalone selling price (“SSP”). SSP is typically estimated based on observable transactions when these services are sold on a standalone basis.

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
Revenues related to creative projects are recognized at a point in time. Creative services projects are usually delivered within a week.
The Company’s accounts receivable, consist primarily of receivables related to providing ad serving, measurement and creative services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
The typical contract term is 12 months or less for ASC 606 purposes. Most of the Company’s contracts can be cancelled without a cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
The Company applies the practical expedient in ASC 606 and does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Deferred revenues represent mostly unrecognized fees billed or collected for measurement platform services. Deferred revenues are recognized as (or when) we perform under the contract.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. Most commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. If commissions are not commensurate, the Company capitalizes these commissions. The term of amortization of capitalized commissions is three years.
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

Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial expenses (income), net” in the consolidated statements of operations.
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
The Company’s financial instruments consist of cash and cash equivalents, short-term deposits, restricted deposits, trade receivables, net, trade payables, employees and payroll accruals, accrued expenses and other current liabilities and current portion of long term debts. Their historical carrying amounts are approximate fair values due to the short-term maturities of these instruments.
The Company measures its investments in money market funds classified as cash equivalents and warrants liability at fair value.
Certificates of deposit represent our deposits with certain financial institutions with maturities ranging from 90 to 180 days. These amounts are included in Cash equivalents and Short-term deposits on our consolidated balance sheet and are carried at cost, which approximates fair value.
The Private Placement Warrants are classified as Level 3 as of December 31, 2022 and continue to be valued based on a Black-Scholes option pricing model. Gains and losses from the remeasurement of the Private Warrants’liability is recognized in finance expenses (income), net in the consolidated statements of operations.
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
59

Goodwill and intangible assets
Goodwill represents the excess of purchase price over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill deemed to have an indefinite life is not amortized. Intangible assets determined to have finite lives are amortized over their useful lives. Goodwill with indefinite lives are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described ASC 350, Intangibles—Goodwill and other (“ASC 350”). This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.
The Company has one reporting unit. There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenues, net income, EBITDA, EBITDA margins and cash flows, useful lives, discount rates and an estimate of value using multiples derived from the stock prices of publicly traded guideline companies applied to such expected cash flows and market approaches in order to estimate fair value. The determination of whether or not goodwill or indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions and estimates underlying the approach used to determine the value of our reporting unit. Changes in our strategy or market conditions could significantly impact these judgments and require an impairment to be recorded to intangible assets and goodwill. There have been no goodwill impairment indicators subsequent to the impairment test performed as of October 1, 2022.
The Company allocates the fair value of the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The estimates used in valuing the intangible assets are determined with the assistance of third-party specialists, a discounted cash flow analysis and estimates made by management. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset primarily made to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Capitalized software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to purchase and develop internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and personnel-related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing the software. Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the three-year estimated useful life. The amortization is presented within depreciation and amortization in the consolidated statements of operations.
During the years ended December 31, 2022 and 2021, the Company capitalized internal-use software cost of $11,143 and $2,594, respectively. In the third quarter of 2022, the Company recorded impairment charges included in depreciation, amortization and impairment in the consolidated statement of operations of $547 related to the abandonment of certain projects. There were no impairment of capitalized software costs for the year ended December 31, 2021 and 2020.
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
60

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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies in our audited consolidated financial statements included in this Form 10-K, for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide this information.
61

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
INNOVID CORP.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Innovid Corp. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in temporary equity and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with US generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

We have served as the Company’s auditor since 2007.
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 3, 2023	A Member of Ernst & Young Global

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$37,541	$156,696
Short-term bank deposit	10,000	—
Trade receivables, net of reserves of $65 at December 31, 2022 and $81 at December 31, 2021	43,653	35,422
Prepaid expenses and other current assets	2,640	3,131
Total current assets	93,834	195,249
Long-term deposit	277	310
Long-term restricted deposits	430	462
Property and equipment, net	14,322	4,840
Goodwill	116,976	4,555
Operating lease right of use asset	2,910	—
Intangible assets	29,918	—
Other non-current assets	938	116
Total non-current assets	$165,771	$10,283
TOTAL ASSETS	$259,605	$205,532

LIABILITIES AND STOCKHOLDER’ EQUITY
Trade payables	3,361	5,026
Employee and payroll accruals	10,165	7,742
Current portion of long-term debt	—	6,000
Lease liabilities - current portion	2,186	—
Accrued expenses and other current liabilities	5,474	3,082
Total current liabilities	21,186	21,850
Long-term debt	20,000	—
Lease liabilities - non-current portion	1,636	—
Other non-current liabilities	6,554	3,455
Warrants liability	4,301	18,972
Total non-current liabilities	32,491	22,427
TOTAL LIABILITIES	53,677	44,277
COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value - Authorized: 500,000,000 at December 31, 2022 and December 31, 2021; Issued and outstanding: 133,882,414 and 119,017,380 at December 31, 2022 and December 31, 2021, respectively	13	12
Additional paid-in capital	356,801	293,719
Accumulated deficit	(150,886)	(132,476)
TOTAL STOCKHOLDERS’ EQUITY	205,928	161,255
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,605	$205,532
The accompanying notes are an integral part of the consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Year ended December 31,
	2022	2021	2020
Revenues	$127,117	$90,291	$68,801
Cost of revenues (1)	30,187	17,698	12,311
Research and development (1)	31,118	24,299	18,014
Sales and marketing (1)	50,266	32,841	28,521
General and administrative (1)	39,144	20,641	8,103
Depreciation, amortization and impairment	6,143	661	730
Operating (loss) profit	(29,741)	(5,849)	1,122
Finance expenses (income), net	(13,348)	4,386	734
(Loss) profit before taxes	(16,393)	(10,235)	388
Taxes on income	2,017	1,237	1,200
Net loss	(18,410)	(11,472)	(812)

Accretion of preferred stock to redemption value	—	(77,063)	(7,297)
Net loss attributable to common stockholders	$(18,410)	$(88,535)	$(8,109)
Net loss per stock attributable to common stockholders (2) –
Basic and diluted	$(0.14)	$(3.31)	$(0.51)
Weighted-average number of stocks used in computing net loss per stock attributable to common stockholders (2) –
Basic and diluted	130,756,484	26,745,020	16,028,560
The accompanying notes are an integral part of the consolidated financial statements.
(1) Exclusive of depreciation, amortization and impairment presented separately.
(2) Prior period results have been adjusted to reflect the exchange of Innovid Inc’s common stock for Innovid Corp’s common stock at an exchange ratio of approximately 1.337 because of the Transaction. See Note 3, Transaction for further details.

INNOVID, CORP. AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except stock data)

	Temporary equity		Common stocks		Treasury stocks		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Number	Amount	Number	Amount	Number	Amount
Balance as of December 31, 2019	73,690,340	$79,700	15,969,260	$2	1,914,328	$(1,629)	$3,058	$(44,218)	$(42,787)
Accretion of preferred stocks to redemption value	—	7,297	—	—	—	—	(4,214)	(3,083)	(7,297)
Capital contribution	—	—	—	—	—	—	504	—	504
Stock-based compensation	—	—	—	—	—	—	584	—	584
Stock options exercised	—	—	306,349	*	—	—	78	—	78
Net loss	—	—	—	—	—	—	—	(812)	(812)
Balance as of December 31, 2020	73,690,340	$86,997	16,275,609	$2	1,914,328	$(1,629)	$10	$(48,113)	$(49,730)
Accretion of preferred stocks to redemption value	—	77,063	—	—	—	—	(4,172)	(72,891)	(77,063)
Conversion of redeemable convertible preferred stock into common stock	(73,690,340)	(164,060)	73,690,340	7	—	—	164,053	—	164,060
Reverse recapitalization, net	—	—	25,154,340	3	(1,914,328)	1,629	124,394	—	126,026
Conversion of Legacy Innovid Warrants	—	—	507,994	*	—	—	5,080	—	5,080
Warrant exercised**	—	—	132,392	*	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,273	—	3,273
Stock options exercised	—	—	3,256,705	*	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	—	—	(11,472)	(11,472)
Balance as of December 31, 2021	—	$—	119,017,380	$12	—	$—	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	—	—	11,549,465	1	—	—	47,151	—	47,152
Stock-based compensation	—	—	—	—	—	—	14,945	—	14,945
Stock options exercised and RSUs vested	—	—	3,315,569	*	—	—	986	—	986
Net loss	—	—	—	—	—	—	—	(18,410)	(18,410)
Balance as of December 31, 2022	—	$—	133,882,414	$13	—	$—	$356,801	$(150,886)	$205,928
The accompanying notes are an integral part of the consolidated financial statements.
*Represents an amount less than $1.
** The warrant was exercised in November 2021 and was net share settled.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(18,410)	$(11,472)	$(812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	6,143	661	730
Stock-based compensation	13,781	3,273	584
Loss on sale of property and equipment	—	—	127
Change in fair value of warrants	(14,671)	762	86
Founders notes forgiven	—	459	—
Transaction costs allocated to warrants	—	2,750	—
Non-cash interest expense	—	—	22
Changes in operating assets and liabilities
Increase in trade receivables, net	(4,045)	(618)	(8,372)
(Increase)/ decrease in prepaid expenses and other assets	755	(1,823)	78
Decrease in operating lease right of use assets	1,831	—	—
Increase/ (decrease) in trade payables	(622)	1,500	(545)
Increase in employees and payroll accruals	1,710	1,236	1,914
Decrease in operating lease liabilities	(2,335)	—	—
Increase in accrued expenses and other liabilities	4,302	851	2,029
Net cash used in operating activities	$(11,561)	$(2,421)	$(4,159)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	$(99,097)	$—	$—
Internal use software capitalization	(9,961)	(2,594)	—
Purchase of property and equipment	(488)	(549)	(1,030)
Founders’ note receivable	—	(459)	—
Proceeds from sale of property and equipment	—	—	6
Change in short-term bank deposits	(10,000)	—	—
Other deposits	120	(85)	76
Net cash used in investing activities	$(119,426)	$(3,687)	$(948)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net*	$—	$149,252	$—
Capital contributions	—	—	504
Proceeds from loans	14,000	—	15,516
Loan repayment	—	(3,033)	(6,504)
Repayment of acquisition liability	—	(126)	(592)
Payment of SPAC merger transaction costs	(3,185)	—	—
Proceeds from exercise of options	985	1,081	78
Net cash provided by financing activities	$11,800	$147,174	$9,002
(Decrease) increase in cash, cash equivalents and restricted cash	(119,187)	141,066	3,895
Cash, cash equivalents and restricted cash at the beginning of the year	157,158	16,092	12,197
Cash, cash equivalents and restricted cash at the end of the year	$37,971	$157,158	$16,092
Supplemental disclosure of cash flows activities:
(1) Cash paid during the year for:
Income taxes paid, net of tax refunds	$785	$535	$421
Interest	$675	$259	$272
(2) Non-cash transactions:
Conversion of redeemable convertible preferred stock into common stock	$—	$164,060	$—
Conversion of Legacy Innovid Warrants	$—	$5,080	$—
Accrued acquisition liability	$—	$—	$126
Accretion of preferred stocks to redemption value	$—	$77,063	$7,297
Accrued transaction cost, not yet paid	$—	$3,185	$—
Business combination consideration paid in stock	$47,152	$—	$—
Reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position
Cash and cash equivalents	$37,541	$156,696	$15,645
Long-term restricted deposits	430	462	447
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$37,971	$157,158	$16,092
* Refer to Note 3, Transaction for details
The accompanying notes are an integral part of the consolidated financial statements.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

1. DESCRIPTION OF BUSINESS
Innovid Corp. together with its consolidated subsidiaries, the “Company” or “Innovid”, is a leading independent software platform that provides ad serving and creative services for the creation, delivery, and measurement of TV ads across connected TV (“CTV”), mobile TV and desktop TV environments to advertisers, publishers and media agencies.
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020.
On November 30, 2021, ION and Innovid Inc. closed the mergers as described below (the “Transaction”). Through several merges and name changes Innovid Corp. was established and continues the operations of Innovid Inc.
On November 30, 2021, ION consummated a series of merger transactions, whereby it acquired the business of Innovid Inc. Immediately following these mergers, ION changed its name to “Innovid Corp.” In addition, ION entered into certain subscription agreements (“PIPE Investment”). Further, in connection with the closing of the Transaction, PIPE investors purchased equity securities of Innovid Inc. stockholders (the “Secondary Sale Transaction”) for an aggregate purchase price of $68,855 (the “Secondary Sale Amount”). See Note 3, Transaction for further details.
On February 28, 2022, the Company completed the acquisition of all outstanding shares of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. The Company acquired all of the equity of TVSquared for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock options of the Company at a weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement. See Note 4, Acquisition for further details.
Innovid Corp.’s common stock and warrants commenced trading on the NYSE under the symbols “CTV” and “CTV.WS,” respectively, on December 1, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for annual financial information and the instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated. The Consolidated Financial Statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets of the Company as of December 31, 2022 and 2021 and the consolidated results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020.
Prior Period Reclassification
During the second quarter of 2022, we presented depreciation, amortization and impairment expenses as a separate line item on our consolidated statements of operations and all prior periods have been adjusted.
Depreciation, amortization and impairment expenses were previously included in cost of sales and other operating expenses depending on the underlying asset’s function. Additionally, we no longer present gross profit as a subtotal on our consolidated statements of operations.
The reclassification is to better reflect the financial performance of transactions with customers as our business has evolved and reflects a better representation of our current operations, which include those of our most recent acquisition. The change provides more clarity about changes in cost of revenue and other operating expenses exclusive of depreciation, amortization and impairment.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In accordance with US GAAP, all periods presented below have been retrospectively adjusted to reflect the reclassification of cost of revenue and other operating expenses exclusive of depreciation and amortization. There was no net impact to loss from operations, net loss attributable to common stockholders or net loss per stock for any periods presented. The consolidated balance sheets, statements of changes in temporary equity and stockholders’ equity, and the consolidated statements of cash flows are not affected by this reclassification. The effect of the change is as follows:

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	Under previous classification	Effect of change	As reported	Previously reported	Effect of change	As adjusted	Previously reported	Effect of change	As adjusted
Cost of revenues	$33,265	$(3,078)	$30,187	$17,785	$(87)	$17,698	$12,365	$(54)	$12,311
Operating expenses:
Research and development	31,932	(814)	31,118	24,619	(320)	24,299	18,283	(269)	18,014
Sales and marketing	52,226	(1,960)	50,266	33,056	(215)	32,841	28,810	(289)	28,521
General and administrative	39,435	(291)	39,144	20,680	(39)	20,641	8,221	(118)	8,103
Depreciation, amortization and impairment	$—	$6,143	$6,143	$—	$661	$661	$—	$730	$730
Use of Estimates
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
The Company has considered the impact of these factors on its estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements for the periods ended December 31, 2022, 2021, and 2020. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.
Accounting Policies
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
Cash and cash equivalents
Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired.
Short-term bank deposits
The Company utilizes short-term deposits in order to maximize the use of cash on hand. As of December 31, 2022 we had deposits of $10,000 with original maturities greater than 90 days at 4.1% interest. These deposits are expected to mature within no more than 180 days with an interest rate of 4.1%.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Restricted deposits and restricted cash
Restricted deposits presented in Prepaid expenses and other current assets and in Long-term restricted deposits are deposits used as security for the Company’s credit cards and for the rental of premises. As of December 31, 2022 and 2021, the Company’s restricted deposits are denominated in New Israeli Shekels (“NIS”) and bore interest at weighted average interest rates of 0.01% and 0.01%, respectively. Restricted deposits are presented at their cost, including accrued interest.
Property and equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Years
Computers and peripheral equipment	3
Office furniture and equipment	5-7
Lease improvements	The shorter of the lease term or the useful life of the asset
Internal-use software	3
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the three-year estimated useful life. The amortization is presented within depreciation and amortization in the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company capitalized internal-use software cost of $11,143 and $2,594, respectively. In the third quarter of 2022, the Company recorded impairment charges included in depreciation, amortization and impairment in the consolidated statement of operations of $547 related to the abandonment of certain projects. There were no impairment of capitalized software costs for the year ended December 31, 2021 and 2020.
Impairment of long-lived assets
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
For the year ended December 31, 2022, we recognized impairment expense of $547. For the years ended December 31, 2021, and 2020 no impairments of long-lived assets were recorded.
Business combinations
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Acquisition-related expenses are expensed as incurred.
Goodwill and acquired intangible assets
Goodwill and acquired intangible assets have been recorded in the Company's financial statements resulting from     various business combinations. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is subject to an annual impairment test.
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach. The Company currently has one reporting unit.
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company operates as one reporting unit. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. For the years ended December 31, 2022, 2021 and 2020 no impairments of goodwill were recorded.
Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Customer relationships, acquired technology and trade name are being amortized over the estimated useful life of approximately 11 years, 6 years, and 4 years, respectively, using straight-line amortization method.
The amortization of customer relationships, acquired technology and trade name is presented within depreciation, amortization and impairment in the consolidated statement of operations.
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company’s financial instruments consist of cash and cash equivalents, short term deposits, restricted deposits, trade receivables, net, trade payables, employees and payroll accruals, accrued expenses and other current liabilities and current portion of long term debts. Their historical carrying amounts are approximate fair values due to the short-term maturities of these instruments.
The Company measures its investments in money market funds classified as cash equivalents and warrants liability at fair value.
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,948	$—	$—
Certificates of deposit	—	20,000	—
Liabilities:
Warrants liability	$1,265	$—	$3,036

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,515	$—	$—
Liabilities:
Warrants liability	$3,510	$—	$15,462
The change in the fair value of the Level 3 warrant liability is summarized below:

	December 31,
	2022	2021
Beginning of the year	$15,462	$499
Additions*	—	18,427
Change in fair value	(12,426)	1,616
Conversion of Legacy Innovid Warrants on the Closing of the Transaction	—	(5,080)
End of the year	$3,036	$15,462

* Additions during the year ended December 31, 2021 represent Company Warrant liability assumed in the Transaction. See Note 11, Warrants for further detail.

Certificates of deposit represent our deposits with certain financial institutions with maturities ranging from 90 to 180 days. These amounts are included in Cash equivalents and Short-term deposits on our consolidated balance sheet and are carried at cost, which approximates fair value.
As of December 31, 2022, the Company’s warrant liability includes the Warrants, refer to Note 11, Warrants, that were originally issued in connection with ION’s initial public offering, the “ION IPO”, which were transferred to the Company as part of the Transaction. The Company’s Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.”

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company has determined that the fair value of the Public Warrants, refer to Note 11, Warrants, at a specific date is determined by the closing price of the Company’s warrants, and are within Level 1 of the fair value hierarchy. The closing price of the warrants was $0.40 and $1.11 as of December 31, 2022 and 2021, respectively. The fair value of the warrants was $1,265 and $3,510 as of December 31, 2022 and 2021, respectively. Gains and losses from the remeasurement of the Public Warrants’ liability is recognized in finance expenses, net in the consolidated statements of operations.
The Private Warrants are classified as Level 3 as of December 31, 2022 and continue to be valued based on a Black-Scholes option pricing model. Gains and losses from the remeasurement of the Private Warrants’ refer to Note 11, Warrants liability is recognized in finance expenses, net in the consolidated statements of operations.
The key inputs into the Black-Scholes model for the Private Warrants were as follows:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	4.07%	1.24%
Expected dividends	—%	—%
Expected term (years)	3.9	4.9
Expected volatility	85%	55%
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.
Trade receivable, net
The Company records trade receivable for amounts invoiced and yet unbilled invoices. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts. Trade receivables deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Accrued post-employment benefits
401(k) profit sharing plans:
The Company has a 401(k) retirement savings plan with a safe harbor employer match with a maximum of 4% employer contribution for its eligible employees in the US. During the years ended December 31, 2022, 2021 and 2020 the Company recorded expenses for matching contributions in the amount of $1,182, $961 and $705, respectively.
Severance pay:
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
Severance pay expenses for the years ended December 31, 2022, 2021 and 2020, amounted to approximately $946, $755 and $600, respectively.

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
Concentrations of credit risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, deposits and trade receivables, net.
The majority of the Company’s cash and cash equivalents are invested in deposits with major banks in US, Israel and UK. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
The Company’s trade receivables, net are mainly derived from sales to customers located in the US, APAC, EMEA, and LATAM. The Company mitigates its credit risks by performing an ongoing credit evaluations of its customers’ financial conditions.
The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
During the years ended December 31, 2022, 2021 and 2020, two of the Company’s customers accounted for more than 10% of the Company’s total revenues as presented below:

	Year ended December 31,
	2022	2021	2020
Customer A	11%	*	*
Customer B	10%	*	10%
* less than 10%
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
Revenue recognition
The majority of Company’s revenues is derived from providing Ad serving services to advertisers, publishers, and media agencies. The services focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels.
The Company also provides measurement services to brand and agencies, enterprise clients (networks) and publishers. The measurement service provide analysis on and track performance of advertisement campaigns. The measurement service provides insights into the effectiveness of TV and digital advertising.
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
For arrangements with multiple performance obligations, which represent promises within an arrangement that are capable of being distinct and are separately identifiable, the Company allocates the contract consideration to all distinct performance obligations based on their relative standalone selling price (“SSP”). SSP is typically estimated based on observable transactions when these services are sold on a standalone basis.
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
Revenues related to creative projects are recognized at a point in time when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
The Company’s accounts receivable, consist primarily of receivables related to providing ad serving, measurement and creative services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
The typical contract term is 12 months or less for ASC 606 purposes. Most of the Company’s contracts can be cancelled without a cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
The Company applies the practical expedient in ASC 606 and does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Deferred revenues represent mostly unrecognized fees billed or collected for measurement platform services. Deferred revenues are recognized as (or when) we perform under the contract.
Ad serving services were 76.7%, 93.6%, and 96.5% of the Company’s revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Measurement services were 19.7%, 1.6% and 0.7% of the Company’s revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Creative services were 3.6%, 4.8% and 2.8% of the Company’s revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. Most commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. If commissions are not commensurate, the Company capitalizes these commissions. The term of amortization of capitalized commissions is three years. The amount of commissions capitalized as of December 31, 2022 is immaterial.
Cost of revenues
Cost of revenues consists primarily of costs to run the ad serving, creative and measurement services. These costs include hosting fees, cost to access data and personnel costs including stock-based compensation, professional services costs and facility related costs. The Company allocates overhead including rent and other facility related costs, communication costs based on headcount.

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
Research and development costs are charged to the consolidated statements of operations as incurred. ASC 350-40, Internal-Use Software (“ASC 350-40”), requires the capitalization of certain costs incurred only during the application development stage.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, including stock-based compensation, professional services costs and facility related costs as well as costs related to advertising, product management, promotional materials, public relations, other sales and marketing programs. The Company allocates overhead including rent and other facility related costs, communication costs based on headcount.
General and administrative
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for executive management, finance, accounting, human capital, legal and other administrative functions as well as professional services costs and facility related costs. The Company allocates overhead including rent and other facility related costs, communication costs based on headcount.
Net loss per common stock
Prior to the Company’s SPAC merger, the Company computed net loss per stock using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stocks and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its preferred stocks to be participating securities as the holders of the preferred stocks would be entitled to dividends that would be distributed to the holders of common stocks, on a pro-rata basis assuming conversion of all preferred stocks into common stocks.
These participating securities do not contractually require the holders of such stocks to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.
Following the SPAC merger, basic net loss per stock share is computed by dividing net income (loss) for each reporting period by the weighted-average number of ordinary shares outstanding during that period. Diluted net loss per stock is computed by dividing net income (loss) for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period. Diluted net loss per stock is the same as basic net loss per stock in periods when the effects of potentially dilutive stock of common stock are anti-dilutive.
All outstanding warrants, options and RSUs for the years ended December 31, 2022, 2021 and 2020 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. Preferred stocks were converted and treasury stocks were cancelled as of December 31, 2021. For further information see Note 19 Basic and Diluted Net Loss Per Share.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued the ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the previous lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Innovid adopted the standard in the first quarter of 2022 using the modified retrospective method. Results for reporting periods beginning after December 31, 2021, have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting. The cumulative effect of initially applying the new leases standard was recognized as an adjustment to the opening consolidated balance sheet as of January 1, 2022.
The Company elected a package of practical expedients for leases that commenced prior to January 1, 2022, and did not reassess historical conclusions on: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases.
This standard has a significant impact on our consolidated balance sheet but did not have a significant impact on the Company’s consolidated statements of operations. The most significant effects relate to the recognition ROU assets and lease liabilities on interim consolidated balance sheet for real estate and cars operating leases.
Upon adoption, the Company recognized lease liabilities and corresponding ROU assets, adjusted for the accrued rent and remaining lease incentives received on the adoption date, as follows:

	January 1, 2022
	ROU assets	Lease liabilities
Real Estate	$3,928	$5,482
Cars	50	50
Total operating leases	$3,978	$5,532
See Note 8, Leases for further details.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The Company adopted the standard effective in the first quarter of 2022. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted by the Company
As an “emerging growth company,” the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The final guidance issued by the FASB for convertible instruments eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. Additionally, among other changes, the guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company evaluated the potential impact of this guidance on its consolidated financial statements and determined that it will not have an impact on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company has evaluated the impact of this accounting standard update and has determined that its adoption will impact how the Company assesses its estimates for credit losses, but will not have an impact on the consolidated financial statements.

Other guidance that has been issued since the end of our previous reporting period is not expected to have an impact on the Company’s consolidated financial statements.
3. TRANSACTION
On November 30, 2021, the Transaction was closed. The Transaction was accounted for as a reverse recapitalization. Under this method of accounting, ION who was the legal acquirer, was treated as the acquired company for accounting purposes and the Transaction was treated as the equivalent of Innovid Corp. issuing stock for the net assets of ION. The net assets of ION are stated at historical cost, with no goodwill or other intangible assets recorded.
Upon the consummation of the Transaction all outstanding shares of Innovid Inc. common stock, Innovid Inc. redeemable convertible preferred stock, Innovid Inc. warrants, and Secondary Sale Transaction of 6,885,486 shares to PIPE investors, were exchanged for 93,787,278 shares of common stock in Innovid Corp.

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
Innovid Corp. received approximately $149,252 in cash proceeds, net of transaction costs paid. The Company paid an accrued liability of $3,185 directly related to the Transaction as of December 31, 2021.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

The following table reconciles the elements of the Transaction to the Consolidated statement of cash flows and the Consolidated Statement of Changes in Temporary Equity and Stockholders’ Equity for the year ended December 31, 2021.

Total value
Cash - ION trust account and cash, net of redemptions	$55,466
Cash - PIPE Investment, net of Secondary Sale Amount of $68,855	131,145
Less: Transaction costs paid	(31,160)
Less: Deferred underwriting fee paid	(6,199)
Proceeds from reverse recapitalization, net	149,252
Less: Accrued transaction costs not yet paid*	(3,185)
Less: Company Warrant assumed as part of the Transaction	(22,791)
Plus: Transaction costs allocated to Company Warrant	2,750
Reverse recapitalization, net	$126,026
* These amounts were paid in 2022.
As a result of the Transaction, each share of Innovid Inc. redeemable convertible preferred stock and common stock was converted into the right to receive approximately 1.337 shares of the common stock of the Company.
The consolidated assets, liabilities and results of operations prior to the Transaction are those of Innovid Inc.. The stocks and corresponding capital amounts and losses per stock, prior to the Transaction, have been retroactively restated based on stocks reflecting the exchange ratio established in the Transactions.
The equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Innovid Inc.’s stockholders in connection with the Transaction. As such, the shares and corresponding capital amounts and earnings per share related to Innovid Inc. redeemable convertible preferred stock and Innovid Inc.'s common stock prior to the Transaction have been retroactively recast as shares reflecting the exchange ratio of 1.337 established in the Transaction.
Public Warrants and Private Placement Warrants
As a result of the Transaction, the Company assumed the outstanding Public Warrants to purchase 3,162,500 shares of the Company’s common stock and the outstanding Private Warrants to purchase 7,060,000 shares of the Company’s common stock. Each whole Warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing 30 days after the closing of the Transaction. The warrants expire five years after the completion of the Transaction. Refer to Note 11, Warrants for further discussion.

4. ACQUISITION
On February 28, 2022, the Company completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of Scotland. The Company acquired all the equity of TVS for an aggregate amount of approximately $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement.
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The acquisition of TVS has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The valuation of assets acquired and liabilities assumed have been finalized as of December 31, 2022. The Company finalized the purchase accounting for the TVS acquisition during the fourth quarter of fiscal 2022.
The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Total value
Cash and cash equivalents	$5,318
Accounts receivables	4,186
Other current assets	1,173
Property and equipment	154
Total tangible assets	10,831
Technology	15,075
Customer relationships	16,700
Trade name	2,000
Goodwill	112,421
Total assets acquired	157,027
Less: Deferred tax liabilities	(1,677)
Less: Other assumed liabilities	(3,782)
Net assets acquired	$151,568
Intangible assets related to technology, customer relationship and trade name are being amortized over the estimated useful life of approximately 6 years, 11 years, and 4 years, respectively. The estimated fair values of identifiable intangible assets were determined using the "income approach", which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, competitive trends impacting the asset and each cash flow stream, as well as other factors.
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
The Company incurred approximately $5.0 million in total transaction costs for the acquisition. Acquisition related transaction costs include legal, accounting fees and other professional costs directly related to the acquisition and are recognized in “general and administrative” in the consolidated statements of operations.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of Innovid and TVS for the year ended December 31, 2022, and 2021 as if the acquisition of TVS had occurred on January 1, 2021:

	Twelve months ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$131,433	$112,147
Net loss	(14,634)	(37,195)
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Innovid and TVS. In order to reflect the occurrence of the acquisition on January 1, 2021, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired and the reclassification of acquisition-related costs incurred during the three months and twelve months ended December 31, 2022 to the three months and twelve months ended December 31, 2021. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company.
5. INTANGIBLE ASSETS, NET
The Company amortizes intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	11 years	$16,898	$(1,469)	$15,429
Acquired technology	6 years	15,275	(2,367)	12,907
Trade name	4 years	2,000	(418)	1,582
Total		$34,173	$(4,254)	$29,918
The weighted average useful life of our intangible assets at December 31, 2022 was 7.64 years. As described in Note 4, Acquisition, we acquired several intangible assets as part of the TVS acquisition. The Company assesses intangible assets for indicators of impairment on an annual basis, including an evaluation of our useful lives to determine if events and circumstances warrant a revision to the remaining period of amortization. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. The company have not identified an impairment, nor a material change to the estimated remaining useful lives of its intangible assets during fiscal years 2022 and 2021. The intangible assets have no assigned residual values.
Amortization expense recorded for intangible assets was $3,850, $33, and $199 during fiscal years 2022, 2021, and 2020, respectively.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
As of December 31, 2022, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year	Amortization Expense
2023	$4,518
2024	4,518
2025	4,518
2026	4,081
2027	4,018
Thereafter	8,265
Total	$29,918
6. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consist of the following:

	December 31,
	2022	2021
Prepaid expenses	$1,721	$2,333
Deposits	99	142
Government authorities	204	153
Other current assets	616	503
Total	$2,640	$3,131

7. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	December 31,
	2022	2021
Cost:
Software development costs	$13,190	$2,594
Computers and peripheral equipment	2,283	1,779
Office furniture and equipment	665	661
Leasehold improvements	2,167	2,164
	18,305	7,198
Accumulated depreciation	(3,983)	(2,358)
Depreciated cost	$14,322	$4,840
The depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1,626, $630 and $531, respectively.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
8. LEASES
The Company has the following operating ROU assets and lease liabilities:

	December 31, 2022
	ROU assets	Lease liabilities
Real Estate	$2,886	$3,801
Cars	24	21
Total operating leases	$2,910	$3,822

December 31, 2022
Lease liabilities
Current lease liabilities	$2,186
Non-current lease liabilities	1,636
Total lease liabilities	$3,822
The following table summarizes the lease costs recognized in the consolidated statement of operations:

Year ended December 31, 2022
Operating lease cost	$1,889
Short term lease cost	973
Variable lease cost	48
Total lease cost	$2,910
As of December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases are 2.2 years and 3.6%, respectively.
The following table presents supplementary cash flow information regarding the company's operating leases:

Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$2,162
Right of use assets obtained in exchange for operating lease liabilities upon lease modification	$610

The following table summarizes the future payments of Innovid for its operating lease liabilities:

December 31, 2022
2023	$2,219
2024	1,018
2025	669
Total undiscounted lease payments	$3,906
Less: Interest	(84)
Total lease liabilities - operating	$3,822

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Lease Disclosures Related to Periods Prior to the Adoption of ASU 2016-02 are as follows:
Operating lease expenses for the years ended December 31, 2021 and 2020 were $2,072 and, $2,215, respectively.
Future minimum lease commitments under non-cancelable operating leases as of December 31, 2021, are as follows:

Year ended December 31, 2021	Rental of premises	Lease of motor vehicles
2022	$2,486	$8
2023	1,844	—
2024	826	—
2025	770	—
Total	$5,926	$8

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liability consist of the following:

	December 31,
	2022	2021
Accrued expenses	$3,544	$2,485
Tax payables	1,325	39
Deferred revenue	426	—
Accrued lease liability, current portion	—	420
Other current liabilities	179	138
Total	$5,474	$3,082
10. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

	December 31,
	2022	2021
Accrued lease liability	$—	$996
Uncertain tax position	3,865	2,459
Deferred tax liability	489	—
Other non-current liabilities	2,200	—
Total	$6,554	$3,455
11. WARRANTS
As of December 31, 2022, the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding.
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Redemption of warrants when the price per share of Innovid Corp. common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):
•in whole and not in part.
•at a price of $0.01 per warrant.
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Innovid Corp. common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
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
Redemption of warrants when the price per share of Innovid Corp. common stock equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part.
•at a price of $0.10 per warrant.
•upon a minimum of 30 days’ prior written notice of redemption; if holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Innovid Corp. common stock; and
•if, and only if, the closing price of the Innovid Corp. ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company evaluated the Company Warrants (Public Warrants and Private Placement Warrants) in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that the warrants do not meet all the conditions to be classified as equity pursuant to ASC 815-40. As the warrants do not meet all the requirements for equity classification, the Company Warrants are recorded as liabilities on the Balance Sheets and measured at fair value with changes in fair value recognized in the Statements of Operations in the period of change. The Company Warrants’ fair value as of December 31, 2022 and 2021 was $4,301 and $18,972, respectively.

12. LONG-TERM DEBT
2022 A&R Agreement
On August 4, 2022, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate which is the greater of (a) WSJ Prime Rate plus 0.75% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The Company will also pay non-refundable commitment fees of $40 and $75 at inception and first anniversary date, respectively. The maturity date of the 2022 A&R Agreement is June 30, 2024. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
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
As of December 31, 2022, the Company utilized $20,000 of the $50,000 credit line, $6,000 of which was drawn during 2020, $5,000 was drawn during the fourth quarter 2022 and $9,000 was drawn during the second quarter of 2022. In January 2023, the Company repaid $5,000 under the credit line.
As of December 31, 2022, the Company is in compliance with all the covenants.
Prior to the 2022 A&R Agreement, the credit installments bore US dollar denominated interest at an annual rate equal to 0.75%-1% plus a prime rate on the outstanding principal of each credit installment.

13. COMMITMENTS AND CONTINGENT LIABILITIES
Pledges and bank guarantees:
1.In conjunction with the 2022 A&R Agreement (see Note 12, Long-term Debt), Innovid LLC. pledged 65,000 common stocks of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $629 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.
Legal contingencies:
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas on March 4, 2022, by Nielsen, LLC against TVS alleging infringement of US Patent No. 10,063,378. On January 18, 2023 the Texas Court granted TVS’s motion to transfer venue to the Southern District of New York. It is expected that the Southern District of New York will issue a scheduling order detailing the next steps in the case in March 2023. The plaintiff has not specified the amount sought in the litigation.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
14. STOCKHOLDERS’ EQUITY
Stockholders’ equity:

	Authorized		Issued		Outstanding
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Stocks of $0.0001, par value each:
Common stocks	500,000,000	500,000,000	133,882,414	119,017,380	133,882,414	119,017,380
The shares of the Company’s common stock, prior to the Transaction (as discussed in Note 3, Transaction) have been retrospectively adjusted to reflect the exchange ratio of 1.337 established in the Transaction.
i.Common stocks:
The rights and privileges of the common stocks are as follows:
Voting Rights - The holders of the common stocks are entitled to one vote for each share of common stocks.
Dividend Rights - Subject to preferences that may be applicable to dividends of any outstanding preferred stocks, dividends may be paid on the common stocks as and when declared by the Board of Directors. Such dividends will be distributed among the holders of common stocks pro rata in proportion of the number of common stocks held by each.
Liquidation Rights - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of the Company common stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of the Company preferred stock or any class or series of stock having a preference over the Company common stock, then outstanding, if any.
Redemption Rights - The common stocks are not redeemable.
Options outstanding and options available for future option grants have been retroactively adjusted to give effect to the exchange ratio.
ii.Treasury stocks: As of December 31, 2022 there are no treasury stock issued or outstanding
iii.Equity classified warrants:
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
15. STOCK-BASED COMPENSATION
The Innovid Corp. Incentive Plan (“2021 Incentive Plan”)
A total number of Company common stock equal to 10% of the fully-diluted shares outstanding following the closing of the Transaction will initially be authorized and reserved for issuance under the 2021 Incentive Plan, which is 15,617,049 shares of Company common stock. The number of shares authorized and reserved for issuance will be subject to an annual increase for 10 years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Company common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors of Innovid Corp. The maximum number of shares of Company common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Plan will be equal to 30% of the total number of issued and outstanding shares of Company common stock on a fully diluted basis as of the closing of the Transaction, see Note 3, Transaction.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
If shares covered by an award are not purchased or are forfeited or expire, or otherwise terminate without delivery of any shares subject thereto, then such shares will, to the extent of any such forfeiture, termination, cash-settlement or expiration, be available for future grant under the 2021 Incentive Plan. The payment of dividend equivalent rights in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2021 Incentive Plan, and shares tendered by a participant, repurchased by the Company using proceeds from the exercise of stock options or withheld by the Company in payment of the exercise price of a stock option or to satisfy any tax withholding obligation for an award will not again be available for future awards.
Innovid Stock Plan (“Innovid Stock Plan")
Under the Innovid Stock Plan, options may be granted to officers, directors, employees and non-employee consultants of the Company. Each option granted under the Plan expires no later than 10 years from the date of grant. The options vest usually over four years from commencement of employment or services. Any options, which are forfeited or not exercised before expiration, become available for future grants. From and after the effectiveness of the 2021 Incentive Plan, no additional awards will be granted under the Innovid Stock Plan. Upon the effectiveness of the Transaction, all outstanding stock options under the Innovid Stock Plan, whether vested or unvested, were converted into options to purchase a number of shares of common stock of the Company. Awards previously granted under the Innovid Stock Plan will continue to be subject to the provisions thereof.
Stock-based compensation expense
Stock-based compensation expense is related to awards issued to employees pursuant to the Innovid Stock Plan and the 2021 Incentive Plan, summarized as follows:

	Year ended December 31,
	2022	2021	2020
Cost of goods sold	$1,171	$43	$11
Research and development	3,489	501	121
Sales and marketing	4,685	470	196
General and administrative	3,342	1,997	92
Total	$12,687	$3,011	$420
In connection with the options granted to service providers and non-employee consultants, during the twelve months ended December 31, 2022, 2021 and 2020, the Company recorded stock compensation expenses in the amount of $1,190, $262 and $162, respectively. The majority of these expenses were recorded in general and administrative.
During the twelve months ended December 31, 2022 the Company capitalized stock-based compensation expense of $1,165 in internal-use software cost. The Company stock-based compensation expense related to internal-use software cost for the same period in 2021 were immaterial.
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
In connection with the TVS acquisition, Innovid issued 949,893 stock options to holders of TVS options for replacement options. These options were fully vested upon issuance due to acceleration upon acquisition and therefore do not require future service for vesting. The Company attributed a total amount of $152 to post acquisition service and recorded it as stock compensation expenses immediately after the acquisition closed. See Note 4, Acquisition for further details.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the employees’ stock option activity under the Innovid Stock Plan and the 2021 Incentive Plan for the years ended December 31, 2022 is as follows:

	Year ended December 31, 2022
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	11,122,648	$0.82	6.87	$64,818
Transfer between employee and consultant	40,118	0.64
Granted	2,105,258	2.10
Granted in acquisition	949,893	0.31
Forfeited	(355,998)	1.60
Expired	(26,089)	1.37
Exercised	(3,149,387)	0.30
Outstanding at end of year	10,686,443	$1.15	6.85	$5,923
Exercisable options at end of year	6,687,488	$0.75	5.77	$6,409

A summary of the consultants’ stock option activity under the Innovid Stock Plan for the year ended December 31, 2022 is as follows:

	Year ended December 31, 2022
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	179,627	$0.31	2.34	$1,139
Consultant has become employee	(40,118)	0.64
Granted	—	—
Forfeited	(460)	2.81
Expired	(209)	2.81
Exercised	(69,298)	0.30
Outstanding at end of year	69,542	$0.47	4.21	$86
Exercisable options at end of year	64,524	$0.46	3.93	$81
As of December 31, 2022, the Company had approximately $4,536 of total unrecognized compensation cost related to non-vested stock-based compensation. That cost is expected to be recognized over a weighted-average period of 1.8 years years.
The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Year ended December 31,
	2022	2021	2020
Expected volatility	69%-71%	65%	79%
Expected dividends	—%	—%	—%
Expected term (in years)	4.31	6.02	6.11
Risk free interest	2.84%-3.81%	1.06%-1.11%	0.62%-0.82%

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
A summary of the employees’ RSU activity under the 2021 Incentive Plan for the year ended December 31, 2022 is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of year	—	—
Granted	9,329,639	5.65
Released	(96,884)	5.90
Forfeited	(1,246,382)	5.97
Outstanding at end of year	7,986,373	$5.60
A summary of the consultants’ RSU activity under the 2021 Incentive Plan for the year ended December 31, 2022 is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of year	—	—
Granted	176,151	6.52
Forfeited	(45,883)	6.28
Outstanding at end of year	130,268	$6.60
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.
As of December 31, 2022, $33,165 of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.0 years.
The Innovid Corp. Employee Stock Purchase Plan
On November 30, 2021, the ESPP became effective. A total of 2,868,438 shares of Company common stock were initially reserved for issuance under the ESPP. The compensation committee of our board of directors is the plan administrator of the ESPP and has the authority to interpret the terms of the ESPP and determine eligibility of participants. On the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the board of directors. If any right granted under the ESPP terminates for any reason without having been exercised, the shares subject thereto that are not purchased under such right will again be available for issuance under the ESPP. Notwithstanding the foregoing, no more than 17,383,002 shares of Company Common Stock may be issued under the Section 423 Component of the ESPP.
As of December 31, 2022, the Company had not granted any options under the Innovid Corp. Employee Stock Purchase Plan.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
NOTE 16. FINANCE EXPENSES (INCOME), NET
The Company recognizes the gains and losses from the remeasurement of the warrants liability related to Public Warrants and Private Placement Warrants in “Finance expenses (income), net” in the consolidated statements of operations. The unrealized gain from changes in the fair value of the Company Warrants for the years ended December 31, 2022 and 2021 was $14,671 and $3,819, respectively.
The Company also recognized interest expenses in “Finance expenses (income), net” in the consolidated statements of operations. Interest expenses for the years ended December 31, 2022, 2021 and 2020 were $675, $259 and $328, respectively.
17. INCOME TAXES
Income (loss) before taxes on income is comprised as follows:

	Year ended December 31,
	2022	2021	2020
Domestic	$(7,910)	$(11,098)	$1,241
Foreign	(8,483)	863	(853)
Total income (loss) before income taxes	$(16,393)	$(10,235)	$388
Income taxes are comprised as follows:

	Year ended December 31,
	2022	2021	2020
Current income tax provision (benefit):
Domestic	$1,048	$(8)	$96
Foreign	2,129	1,245	1,104
Total current income tax (benefit) provision	$3,177	$1,237	$1,200

	Year ended December 31,
	2022	2021	2020
Deferred income tax provision (benefit):
Domestic	$—	$—	$—
Foreign	(1,160)	—	—
Total deferred income tax (benefit) provision	$(1,160)	$—	$—

Total income tax (benefit) provision	$2,017	$1,237	$1,200

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A reconciliation of the U. S. statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year ended December 31,
	2022	2021	2020
Total income (loss) before income taxes	$(16,393)	$(10,235)	$388

US statutory rate	21%	21%	21%

Income taxed computed at U. S. federal statutory rate	$(3,443)	$(2,149)	$81
Foreign rate differential	101	(14)	(155)
State and local income taxes, net	(239)	(359)	207
Other non-deductible items	546	(37)	140
GILTI	2,892	308	—
Change in valuation allowance	2,305	1,493	159
Tax credits	(474)	(338)	(469)
Changes in uncertain tax positions	1,202	881	956
Transaction costs	1,427	578	—
Warrants - MTM	(3,081)	160	(5)
Other	781	714	286
Total income tax provision	$2,017	$1,237	$1,200
Effective income tax rate	(12.3)%	(12.1)%	309.0%
The Company’s effective tax rate is subject to significant variations due to several factors, including variability in pre-tax and taxable income (loss) and the mix of jurisdictions to which they relate, intercompany transactions, mergers and acquisitions, the applicability of special tax regimes, changes in the Company’s currently established valuation allowance, foreign currency gains (losses), and other laws and accounting rules in various jurisdictions.
Significant factors that impacted the Company’s effective tax rate between 2022 and 2021 were related to the acquisition of TVS, GILTI, uncertain tax positions, and increase in valuation allowance.
The Company’s effective tax rate between 2021 and 2020 was primarily reflects a pre-tax loss in 2021 compared to pre-tax income in 2020, offset by increases in non-deductible expenses, GILTI, uncertain tax positions and increase in valuation allowance.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Deferred income taxes are provided for the effects of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2022	2021
Deferred tax assets
Loss carryforwards	$11,093	$10,201
Tax credits	1,271	1,128
Interest limitation carryforwards	—	25
R&D capitalization costs	7,497	—
Accrued expenses	1,157	597
Share-based compensation	4,398	127
Fixed assets	147	180
Lease liabilities	700	—
Other	28	187
Total deferred tax assets, gross	26,291	12,445
Valuation allowance	(18,697)	(12,445)
Total deferred tax assets, net	$7,594	$—

Deferred tax liabilities
Intangibles	$(7,239)	$—
Right-of-use asset	(654)	—
Other	(190)	—
Total deferred tax liability, net	$(8,083)	$—

Total deferred tax asset (liability)	$(489)	$—
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset its deferred tax assets, excluding the newly acquired TVS UK which is in a net deferred tax liability position due primarily to acquisition accounting, at December 31, 2022 and 2021 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
The Israeli corporate tax rate was 23% in 2022, 2021 and 2020. The Company’s production facilities in Israel have been granted the status of a “preferred enterprise” under the Law for the Encouragement of Capital Investments Law, 1959. According to the provisions of the Encouragement of Capital Investments Law, 1959, the Company has been granted a reduced tax rate for certain research and development activities the Company performs in Israel. A preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9%. The tax rate applicable to preferred enterprises located in other areas remains at 16%.
Foreign withholding taxes and Internal Revenue Code Section 986(c) gains and losses have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $12,888 and $8,720 as of December 31, 2022 and 2021, respectively. The amount of deferred international withholding taxes and Internal Revenue Code Section 986(c) gains and losses relating to these subsidiaries is approximately $1,237 and $1,224 as of December 31, 2022 and 2021, respectively.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company’s gross NOLs for tax return purposes are as follows:

	Year ended December 31,
	2022	2021
Domestic NOLs (federal)	$11,881	$36,817
Domestic NOLs (state and local)	10,992	36,245
Foreign NOLs	30,804	1,136
Total	$53,677	$74,198
Domestic (federal and state) NOLs expire in various year starting from 2030 through an indefinite period. Foreign NOLs expire starting from 2026 (Argentina) through an indefinite period (Germany, UK). A portion of domestic (federal and state) NOLs are subject to Internal Revenue Code Section 382 or similar provisions, but the net operating loss carryforwards are expected to be fully realized. The table above reflects gross NOLs for tax return purposes which are different than financial statement NOLs, as the Company’s intention is to settle additional income taxes from tax contingencies with NOLs. The other tax credit carryforwards expire in various years beginning in 2033. The Company’s intention is to settle the tax contingencies associated with the research and development credits with the attribute.
The Company’s unrecognized tax benefits are reconciled as follows:

	December 31,
	2022	2021	2020
Gross unrecognized tax benefits as of January 1	$3,162	$2,373	$1,438
Increases - prior year tax positions	60	508	—
Decreases - prior year tax positions	(231)	(410)	—
Increases - current year tax positions	2,562	691	935
Position expiration	(97)	—	—
Gross unrecognized tax benefits as of December 31	$5,456	$3,162	$2,373
The balances of unrecognized tax benefits of $5,456 and $3,162 as of December 31, 2022 and 2021, respectively, represent amounts that, if recognized, would impact the effective income tax rate in future periods, of which $1,495 relates to the Company’s acquisition of TVS.
The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued $471 and $136 for interest and penalties as of December 31, 2022 and 2021, respectively.
The Company is subject to income taxes in the US and several foreign jurisdictions including Australia, Argentina, Germany, the UK and Israel. Significant judgment is required in evaluating the Company’s tax positions and determining the Company’s provision for income taxes. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite the belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
The Company’s Israeli Subsidiary is currently under examination by the taxing authorities for 2017 to 2019 tax periods. The last tax assessment that was received by the Company related to tax years through 2014 in Israel.

18. SEGMENT REPORTING
The Company operates as one operating segment, which primarily focuses on ad serving, measurement and creative services. Our CEO is the chief operating decision-maker, manages and allocates resources to the operations of the Company on an entity-wide basis.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Revenue by geographical location are as follows:

	December 31,
	2022	2021	2020
US	$114,528	$81,882	$62,760
Canada	1,266	1,039	518
APAC	4,249	3,151	2,636
EMEA	6,030	2,515	1,463
LATAM	1,044	1,704	1,424
Total revenues	$127,117	$90,291	$68,801
The Company’s property and equipment, net and ROU assets commencing January 1, 2022 by geographical location are as follows:

	Year ended December 31,
	2022	2021
Israel	$2,707	$1,495
US	14,065	3,051
Rest of the World	460	294
Total	$17,232	$4,840
19. BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(18,410)	$(11,472)	$(812)
Accretion of preferred stocks to redemption value	—	(77,063)	(7,297)
Net loss attributable to common stockholders - basic and diluted	$(18,410)	$(88,535)	$(8,109)
Denominator:
Weighted-average number of stocks used in computing net loss per stock attributable to common stockholders	130,756,484	26,745,020	16,028,560
Net loss per stock attributable to common stockholders – basic and diluted	$(0.14)	$(3.31)	$(0.51)
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2022	2021	2020
Preferred stocks	—	—	73,690,340
Options outstanding	10,755,985	11,302,275	13,204,528
RSUs outstanding	8,116,641	—	—
Warrants outstanding	10,222,500	10,222,500	680,271
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of December 31, 2022.
Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of TVS, which we acquired in February 2022. TVS’s assets excluding business combination related intangibles represented approximately 3% of our consolidated total assets as of December 31, 2022. TVS’s operations excluding amortization of the business combination related intangibles represented 19% and 34% of our consolidated revenue and net loss, respectively, for the year ended December 31, 2022.
This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2022 (the "Proxy Statement").
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included in Item 1. Executive Officers of the Registrant of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required to be furnished by this Item 11 is incorporated herein by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished by this Item 12 is incorporated herein by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished by this Item 13 is incorporated herein by reference to our Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required to be furnished by this Item 14 is incorporated herein by reference to our Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements
The information required by this item is included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K which is incorporated herein.
2.Financial Statements’ Schedules
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

4.4	Description of Securities
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

10.16#
Innovid Corp. Non-employee Director Compensation program (incorporated by reference to Exhibit 10.7 of Innovid Corp’s Current Report on Form 8-K (File No. 333-252440), filed with the SEC on December 6, 2021).

10.17*	Innovid Corp. Form of Stock Option Agreement
10.18*	Innovid Corp. Form of Restricted Stock Unit Agreement
10.19*	Executive Severance Plan
10.20*	Executive Change in Control Severance Plan
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, independent registered public accounting firm, for Innovid, Corp..
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 3, 2023.

Innovid Corp.

By:	/s/ Zvika Netter
Name: Zvika Netter
Title: Chief Executive Officer

By:	/s/ Tanya Andreev-Kaspin
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
Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on March 3, 2023.

Signature	Title	Date

/s/ Zvika Netter	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023
Zvika Netter

/s/ Tanya Andreev-Kaspin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2023
Tanya Andreev-Kaspin

/s/ Gilad Shany	Director	March 3, 2023
Gilad Shany

/s/ Brian Hughes	Director	March 3, 2023
Brian Hughes

/s/ Michael DiPiano	Director	March 3, 2023
Michael DiPiano

/s/ Rachel Lam	Director	March 3, 2023
Rachel Lam

/s/ Jonathan Saacks	Director	March 3, 2023
Jonathan Saacks