Form 10-Q
period 2023-03-31
Innovid Corp.
filed 2023-05-09
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large, accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 137,195,478 shares of common stock as of May 4, 2023.

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
• other risks and uncertainties indicated in this report, including those set forth under the section titled “Risk Factors” and those incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023.
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

Part I
Item 1. Financial Statements
INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$45,015	$37,541
Short-term bank deposits	—	10,000
Trade receivables, net (allowance for credit losses of $155 and $65 at March 31, 2023 and December 31 2022, respectively)	39,945	43,653
Prepaid expenses and other current assets	5,692	2,640
Total current assets	90,652	93,834
Long-term deposit	265	277
Long-term restricted deposits	401	430
Property and equipment, net	16,968	14,322
Goodwill	116,976	116,976
Intangible assets, net	28,788	29,918
Operating lease right of use asset	2,450	2,910
Other non-current assets	813	938
Total non-current assets	166,661	165,771
TOTAL ASSETS	$257,313	$259,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables	4,919	3,361
Employees and payroll accruals	9,867	10,165
Lease liabilities - current portion	1,891	2,186
Accrued expenses and other current liabilities	7,166	5,474
Total current liabilities	23,843	21,186
Long-term debt	20,000	20,000
Lease liabilities - non-current portion	1,347	1,636
Other non-current liabilities	8,024	6,554
Warrants liability	1,587	4,301
Total non-current liabilities	30,958	32,491
TOTAL LIABILITIES	54,801	53,677
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
Common stock: $0.0001 par value - Authorized: 500,000,000 at March 31, 2023 and December 31, 2022; Issued and outstanding: 136,616,734 and 133,882,414 at March 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	361,948	356,801
Accumulated deficit	(159,449)	(150,886)
Total stockholders’ equity	202,512	205,928
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,313	$259,605
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$30,485	$25,862
Cost of revenues (1)	8,265	5,926
Research and development (1)	7,117	7,254
Sales and marketing (1)	11,637	10,351
General and administrative (1)	9,650	11,455
Depreciation and amortization	2,030	673
Operating loss	(8,214)	(9,797)
Finance income, net	(2,475)	(2,311)
Loss before taxes	(5,739)	(7,486)
Taxes on income	2,824	(37)
Net loss	(8,563)	(7,449)

Net loss attributable to common stockholders	$(8,563)	$(7,449)
Net loss per stock attributable to common stockholders
Basic and diluted	$(0.06)	$(0.06)
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders
Basic and diluted	136,008,998	124,245,358
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation and amortization presented separately.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
(In thousands, except stock data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021,	119,017,380	$12	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	11,549,465	1	47,151	—	47,152
Stock-based compensation	—	—	1,496	—	1,496
Stock options exercised	1,521,927	—	462	—	462
Net loss	—	—	—	(7,449)	(7,449)
Balance as of March 31, 2022 (unaudited)	132,088,772	$13	$342,828	$(139,925)	$202,916

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	133,882,414	$13	$356,801	$(150,886)	$205,928
Stock-based compensation	—	—	4,897	—	4,897
Stock options exercised and RSUs vested	2,734,320	—	250	—	250
Net loss	—	—	—	(8,563)	(8,563)
Balance as of March 31, 2023 (unaudited)	136,616,734	$13	$361,948	$(159,449)	$202,512
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(8,563)	$(7,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,030	673
Stock-based compensation	4,533	1,496
Change in fair value of warrants	(2,714)	(2,787)
Changes in operating assets and liabilities
Decrease in trade receivables, net	3,708	163
Increase in prepaid expenses and other current assets	(2,922)	(1,950)
(Increase) / decrease in operating lease right of use assets	459	431
Increase/ (decrease) in trade payables	1,558	(191)
Increase / (decrease) in employees and payroll accruals	(299)	1,704
Increase / (decrease) in operating lease liabilities	(584)	(410)
Increase in accrued expenses and other current liabilities	3,162	1,107
Net cash provided by / (used in) operating activities	368	(7,213)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(99,568)
Internal use software capitalization	(3,091)	(1,671)
Purchase of property and equipment	(89)	(97)
Withdrawal of short-term bank deposits	10,000	—
Decrease (increase) in deposits	7	3
Net cash provided by / (used in) investing activities	6,827	(101,333)
Cash flows from financing activities:
Proceeds from loans	5,000	—
Repayment of loans	(5,000)	—
Payment of SPAC merger transaction costs	—	(3,180)
Proceeds from exercise of options	250	462
Net cash provided by / (used in) financing activities	250	(2,718)
Increase (decrease) in cash, cash equivalents and restricted cash	7,445	(111,264)
Cash, cash equivalents and restricted cash at the beginning of the period	37,971	157,158
Cash, cash equivalents and restricted cash at the end of the period	$45,416	$45,894
Supplemental disclosure of cash flows activities:
(1) Cash paid during the period for:
Income taxes paid, net of tax refunds	$203	$165
Interest	$362	$61
(2) Non-cash transactions:
Business combination consideration paid in stock	$—	$47,152
Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	45,015	45,441
Long-term restricted deposits	401	453
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$45,416	$45,894
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
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020.
On February 28, 2022, the Company completed the acquisition of all outstanding shares of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland. The Company acquired all of the equity of TVSquared for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock options of the Company at a weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement. See Note 3, Acquisition for further details.
Innovid Corp.’s common stock and warrants are trading on the NYSE under the symbols “CTV” and “CTV.WS,” respectively since December 1, 2021.

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
The consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s 2022 Annual Report on Form 10-K.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2022, have been applied consistently in these unaudited interim condensed consolidated financial statements, unless otherwise stated.
Prior period reclassification:
During the second quarter of 2022 we began presenting depreciation and amortization expenses as a separate line item on our condensed consolidated statements of operations and all prior periods have been adjusted. Depreciation and amortization expenses were previously included in cost of sales and other operating expenses depending on the underlying asset’s function. Additionally, we no longer present gross profit as a subtotal on our condensed consolidated statements of operations.
The reclassification is intended to better reflect the financial performance of transactions with customers as our business has evolved including our most recent acquisition of TVS. The change is intended to provide more clarity about changes in cost of revenue and other operating expenses exclusive of depreciation and amortization, and better align with how our peers and competitors present their financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In accordance with US GAAP, all periods presented below have been retrospectively adjusted to reflect the reclassification of cost of revenue and other operating expenses exclusive of depreciation and amortization. There was no net impact to loss from operations, net loss attributable to common stockholders or net loss per stock for any periods presented. The condensed consolidated balance sheets, condensed statements of changes in temporary equity and stockholders’ equity, and the condensed consolidated statements of cash flows are not affected by this reclassification. The effect of the change is as follows:

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Unaudited			Unaudited
	Under previous classification	Effect of change	As reported	Previously reported	Effect of change	As adjusted
Cost of revenues	$9,633	$(1,368)	$8,265	$6,344	$(418)	$5,926
Operating expenses:
Research and development	7,146	(29)	7,117	7,329	(75)	7,254
Sales and marketing	11,723	(86)	11,637	10,520	(169)	10,351
General and administrative	10,197	(547)	9,650	11,466	(11)	11,455
Depreciation and amortization	$—	$2,030	$2,030	$—	$673	$673
Use of Estimates
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
Accounting Policies
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization is presented within depreciation and amortization in the condensed consolidated statements of operations. During the three-month period ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited), the Company capitalized $3,456 and $1,671, respectively, related to internal-use software cost.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. During the three-month period ended March 31, 2023 (unaudited), the Company tested its asset groups for recoverability and concluded that no impairment should be recognized.

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
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. During the three-month period ended March 31, 2023, the Company performed an impairment test for goodwill for its reporting unit using a quantitative testing approach. Based on the evaluation performed, the Company determined that the fair value of the reporting unit exceeded its carrying amount, and therefore, the Company determined that goodwill was not impaired.
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
The amortization of customer relationships, acquired technology and trade name is presented within depreciation and amortization in the condensed consolidated statements of operations.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees, and payroll accruals, accrued expenses and other current liabilities and current portion of long-term debts. Their historical carrying amounts represent the approximate fair value due to the short-term maturities of these instruments.
The Company measures its investments in money market funds classified as cash equivalents and warrants liability at fair value.
The following table present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2023
	(Unaudited)
	Level 1	Level 2	Level 3
Assets:
Money market funds	$33,082	$—	$—
Liabilities:
Warrants liability	$316	$—	$1,271

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,948	$—	$—
Certificates of deposit	—	20,000	—
Liabilities:
Warrants liability	$1,265	$—	$3,036
The change in the fair value of the Level 3 warrant liability is summarized below:

	March 31,	December 31,	March 31,
	2023	2022	2022
	(Unaudited)		(Unaudited)
Beginning of the period	$3,036	$15,462	$15,462
Change in fair value	(1,765)	(12,426)	(2,471)
End of the period	$1,271	$3,036	$12,991
As of March 31, 2023, the Company’s warrant liability includes the Warrants, refer to Note 5, Warrants, that were originally issued in connection with ION’s initial public offering, the “ION IPO”, which were transferred to the Company as part of the Transaction. The Company’s Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. ASC 820, Fair Value Measurements, indicates that the fair value should be determined “from the perspective of a market participant that holds the identical item” and “use the quoted price in an active market held by another party, if that price is available.”
The Company has determined that the fair value of the Public Warrants, refer to Note 5, Warrants, at a specific date is determined by the closing price of the Company’s warrants, and are within Level 1 of the fair value hierarchy. The closing price of the warrants was $0.10 and $0.40 as of March 31, 2023 and December 31, 2022, respectively. Gains and losses from the remeasurement of the Public Warrants’ liability is recognized in finance income, net in the condensed consolidated statements of operations.
The Private Warrants are classified as Level 3 as of March 31, 2023 and continue to be valued based on a Black-Scholes option pricing model. Gains and losses from the remeasurement of the Private Warrants’ liability is recognized in finance income, net in the condensed consolidated statements of operations. Refer to Note 5, Warrants for further discussion.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Risk-free interest rate	3.71%	4.07%
Expected dividends	—%	—%
Expected term (years)	3.7	3.9
Expected volatility	75%	85%
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
Most of the Company’s cash and cash equivalents are invested in deposits with major banks in US and Israel. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintains an operating account with a cash balance of $32,571 of the Company's total cash, cash equivalents, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 27, 2023 First Citizens BancShares, Inc. announced, that it has entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of Silicon Valley Bridge Bank, N.A. Due to these actions the Company does not believe that it has exposure to loss as a result of SVB’s receivership.
The Company’s trade receivables, net is mainly derived from sales to customers located in the US, APAC, EMEA, and LATAM. The Company mitigates its credit risks by performing an ongoing credit evaluations of its customers’ financial conditions.
The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
One of the Company’s customers accounted for more than 10% of the Company’s total revenues during the three months ended March 31, 2023 and during the three months ended March 31, 2022.

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Customer A	15%	10%
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
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial income, net” in the condensed consolidated statements of operations.
Revenue recognition
The majority of Company’s revenues are derived from providing Ad serving services to advertisers, publishers, and media agencies. The services focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels.
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
The Company’s accounts receivable consist primarily of receivables related to providing ad serving, measurement, and creative services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
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
Ad serving services were 73.0% and 85.1% of the Company’s revenues for the three months ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited), respectively. Measurement services were 23.0% and 10.3% for the three months ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited), respectively. Creative services were 3.9% and 4.3% of the Company’s revenues for the three months ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited), respectively.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. Generally the commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. If commissions are not commensurate, the Company capitalizes these commissions. Capitalized commission costs were immaterial for the three month ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited).
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption has impacted how the Company assesses its estimates for credit losses, but did not have a material impact on these unaudited interim condensed consolidated financial statements.

3. ACQUISITION
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
The acquisition of TVS has been accounted for as a business combination using the acquisition method of accounting. The acquisition method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The Company finalized the purchase accounting for the TVS acquisition during the fourth quarter of fiscal year 2022.

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
In addition to the purchase consideration, the Company entered cash compensation arrangements with certain employees, which amounted to $9,700 in aggregate and are subject to certain performance and employment conditions following the acquisition date. As of March 31, 2023 (unaudited), approximately 27% of those employees are no longer with the Company and do not qualify for 2023 compensation under these arrangements.

4. LEASES
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
The Company has the following operating ROU assets and lease liabilities:

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

	March 31, 2023		December 31, 2022
	(Unaudited)
	ROU assets	Lease liabilities	ROU assets	Lease liabilities
Real Estate	$2,450	$3,238	$2,886	$3,801
Cars	—	—	24	21
Total operating leases	$2,450	$3,238	$2,910	$3,822

The following table summarizes the lease costs recognized in the interim condensed consolidated statement of operations:

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(Unaudited)	(Unaudited)
Operating lease cost	$463	$475
Short term lease cost	263	82
Variable lease cost	21	4
Total lease cost	$747	$561

As of March 31, 2023 (unaudited), the weighted-average remaining lease term and weighted-average discount rate for operating leases are 2.0 years and 3.1%, respectively.
The following table presents supplementary cash flow information regarding the Company's operating leases:

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$523	$574
The Company did not enter any new leases or modify any leases during the three months ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited).
The following table summarizes the future payments of Innovid for its operating lease liabilities:

Three months ended March 31, 2023
(Unaudited)
2023 Remaining	$1,657
2024	989
2025	651
Total undiscounted lease payments	$3,297
Less: Interest	(59)
Total lease liabilities - operating	$3,238

5. WARRANTS
As of March 31, 2023 (unaudited), the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding.

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
The Company Public and Private Placement Warrants’ fair value as of March 31, 2023 (unaudited) and December 31, 2022 was $1,587 and $4,301, respectively. Gains and losses related to the Company’s Warrants are recognized in “Finance income, net”. See Note 9 for further details.

6. LONG-TERM DEBT
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
As of March 31, 2023 (unaudited) and December 31, 2022, the Company utilized $20,000 of the $50,000 credit line. In January 2023, the Company repaid $5,000 under the credit line and $5,000 was subsequently drawn in March 2023.
As of March 31, 2023 (unaudited), the Company is in compliance with all the covenants.
Prior to the 2022 A&R Agreement, the credit installments bore US dollar denominated interest at an annual rate equal to 0.75%-1% plus the prime rate on the outstanding principal of each credit installment.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

7. COMMITMENTS AND CONTINGENT LIABILITIES
Pledges and bank guarantees
1.In conjunction with the 2022 A&R Agreement (see Note 6, Long-term Debt), Innovid LLC. pledged 65,000 common stocks of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $615 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.
Legal contingencies
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas, by Nielsen, LLC against TVS alleging infringement of US Patent No. 10,063,378. On January 18, 2023 the Texas Court granted TVS’s motion to transfer venue to the Southern District of New York. TVS has filed two motions since then: (first) for judgment on the pleadings that the asserted patent is invalid under 35 U.S.C. § 101. and (second) a motion to stay the proceedings pending the motion for judgment on the pleadings. Both motions have been fully briefed and are awaiting judgment by the Court. Meanwhile the parties are beginning discovery. Discovery is not currently expected to be completed before January 2024. The plaintiff has not specified the amount sought in the litigation.

8. STOCK-BASED COMPENSATION
Stock-based compensation expense is related to awards issued to employees pursuant to the Legacy Innovid Stock Option Plan (“Legacy Plan”) and 2021 Innovid Corp. Incentive Plan (“2021 Plan”) and is summarized as follows:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cost of goods sold	$441	$105
Research and development	1,174	479
Sales and marketing	1,579	580
General and administrative	1,430	399
Total	$4,624	$1,563
In connection with the awards granted to service providers and non-employee consultants, the Company recorded stock compensation expenses in the amount of $442 and $29 during the three months ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited), respectively. The majority of these expenses were recorded in general and administrative expenses. During the three-month period ended March 31, 2023 (unaudited), the Company capitalized stock-based compensation expense of $365 of internal-use software costs compared to $117 for the same period in 2022.
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
In connection with the TVS acquisition, Innovid issued 949,893 stock options to holders of TVS options for replacement options. These options were fully vested upon issuance due to acceleration upon acquisition and therefore do not require future service for vesting. The Company attributed a total amount of $152 to post acquisition service and recorded it as stock compensation expenses immediately after the acquisition closed. See Note 3, Acquisition for further details.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the employees’ stock option activity for the three months ended March 31, 2023 (unaudited) is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	10,686,443	$1.15	6.85	$5,923
Granted	832,232	1.55
Forfeited	(158,712)	1.90
Expired	(5,577)	0.87
Exercised	(620,535)	0.42
Outstanding at end of period	10,733,851	$1.21	6.85	$5,923
Exercisable options at end of period	7,004,199	$0.91	6.02	$12,683
A summary of the consultants’ stock option activity for the three months ended March 31, 2023 (unaudited) is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	69,542	$0.47	4.21	$156
Forfeited	—	—
Exercised	—	—
Outstanding at end of period	69,542	$0.47	4.21	$156
Exercisable options at end of period	65,361	$0.46	3.73	$147
As of March 31, 2023 (unaudited), the Company had approximately $4,600 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.09 years.
Restricted Stock Units
Restricted Stock Units (“RSUs”) may be granted to officers, directors, employees, and non-employee consultants of the Company, and generally vest over a three- or four-year period.
A summary of the employees’ RSU activity under the 2021 Plan for the three months ended March 31, 2023 (unaudited) is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	7,986,373	$5.60
Granted	5,198,583	1.43
Vested	(2,070,360)	6.46
Forfeited	(629,455)	5.69
Outstanding at end of period	10,485,141	$3.35

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the consultants’ RSU activity under the 2021 Plan for the three months ended March 31, 2023 (unaudited) is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	130,268	$6.60
Vested	(43,425)	6.60
Forfeited	(8,226)	6.60
Outstanding at end of period	78,617	$6.60
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.
As of March 31, 2023 (unaudited), $32,445 of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.36 years.

NOTE 9: - FINANCE INCOME, NET
The Company recognizes the gains and losses from the remeasurement of the warrants liability related to the Public Warrants and Private Placement Warrants, as defined in Note 5, Warrants, in “Finance income, net” in the condensed consolidated statements of operations. The unrealized gain from changes in the fair value of the Company Warrants for the three months ended March 31, 2023 (unaudited) and 2022 (unaudited) were $2,714 and $2,787, respectively.
The Company also recognized interest expenses in “Finance income, net” in the condensed consolidated statements of operations. Interest expenses for the three months ended March 31, 2023 (unaudited) and 2022 (unaudited) were $362 and $61, respectively.

NOTE 10: - INCOME TAX
The Company recorded a provision for incomes taxes of $2,824 and a net tax benefit of $37 for the three month ended March 31, 2023 (unaudited) and 2022 (unaudited), respectively. The Company’s effective tax rates were negative 48.0% and 0.5% for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023 (unaudited), the net effect of discrete items decreased the effective tax rate by 6.7%. Excluding these items, the Company’s effective tax rate would have been negative 54.7% for the three months ended March 31, 2023 (unaudited).
For the three months ended March 31, 2022 (unaudited), the net effect of discrete items decreased the effective tax rate by 0.2%. Excluding these items, the Company’s effective tax rate would have been 0.7% for the three months ended March 31, 2022 (unaudited).
The increase in tax expense primarily results from a shift in the Company’s foreign earnings, resulting in higher profitability and current tax expense, with no offsetting deferred tax benefit as a result of an overall valuation allowance.
In addition, certain temporary differences associated with the capitalization of R&D under IRC Section 174 that would normally not impact the effective tax rate or overall tax expense, cause the US to generate current state tax expense with no corresponding deferred tax benefit. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on our effective rates for income taxes paid.
Lastly, the current tax expense is increased as compared to prior years, in both the foreign jurisdictions and the US, because of decreased net operating losses available due to prior year utilization.

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
Revenue by geographical location are as follows:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
US	$27,648	$23,383
Canada	388	188
APAC	810	931
EMEA	1,443	1,129
LATAM	196	231
Total revenues	$30,485	$25,862
The Company’s property and equipment, net and ROU assets by geographical location is as follows:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Israel	$2,540	$2,707
US	16,483	14,065
Rest of the World	395	460
Total	$19,418	$17,232

NOTE 12: - BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(8,563)	$(7,449)
Net profit (loss) attributable to common stockholders - basic and diluted	$(8,563)	$(7,449)
Denominator:
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders –
Basic and diluted weighted average number of shares outstanding	136,008,998	124,245,358
Net profit (loss) per stock attributable to common stockholders –
Basic and diluted	$(0.06)	$(0.06)

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Unvested RSU outstanding	10,563,758	7,264,914
Options outstanding	10,803,393	10,706,016
Warrants outstanding	10,222,500	10,222,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-Q contains forward-looking statements rather than historical facts that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition. However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results, and financial condition. The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Company Overview
We are a leading independent software platform that provides critical technology infrastructure for the creation, delivery, and measurement of TV/video ads across CTV, linear TV, mobile and desktop TV environments. As of March 31, 2023, over 50% of the top 200 advertisers by TV US advertising spend according to Kantar Media are utilizing our platform in their advertisement delivery infrastructure. Innovid’s revenue has grown alongside the growth of CTV advertising. We believe our open platform and purpose-built technology for CTV, combined with our position as a media-independent provider, has allowed us to win a large and growing market share, while the growth of CTV combined with our usage-based revenue model has further contributed to our rapid growth. CTV accounted for 54% and 49% of all video impressions served by Innovid during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, this represented a year-over-year increase of 13% in CTV video impressions served by Innovid. The balance of video impressions served by Innovid during the first quarters of 2023 and 2022 attributable to mobile were 34% and 38%, respectively, and for desktop TV were 12% and 13%, respectively. In the first quarter of 2023, the year-over-year change in video impressions was a decrease of 9% for mobile TV and a decrease of 10% for desktop TV compared to the same period in the prior year. An impression is the metric used to quantify the number of views of an advertisement. Impressions are measured by cost per mille (“CPM”), where mille refers to 1,000 impressions (or cost per thousand). For example, a CTV ad might have a CPM of $25, meaning that the content owner receives $25 every time an ad is displayed 1,000 times within a designated program. Ad servers, such as Innovid, provide a pixel that is implemented within an ad. When an ad with that pixel loads, an impression is counted. Counting impressions is essential to how digital advertising is measured, accounted and paid for. We serve many of the top TV advertisers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and many more, with such clients representing the key verticals we serve.
We believe CTV is a large and growing industry with significant upside potential, but it also has its own set of challenges. Innovid’s solutions are designed to solve three core areas of disruption for large advertisers shifting investment to CTV: the streaming and delivery of creative, personalization of creative, and measurement. Our solutions start with the workflow for personalizing and delivering ads, a process that allows us to receive signals to enable measurement of advertising. In the middle of this workflow loop is a complex ecosystem of providers that Innovid supports through collaboration and integration, but does not compete with. This includes demand side platforms which enable programmatic ad buying.
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

Innovid’s purpose-built CTV infrastructure platform is comprised of three key offerings: Ad Serving Solutions, Creative Personalization Solutions and Measurement Solutions. Our software-based platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including demand side platforms such as The Trade Desk and Amobee, supply side platforms such as Magnite and Verizon Media, publishers such as Hulu and Peacock, and end user devices such as Amazon Fire and Samsung Smart TV. Our offerings encompasses independent global ad serving, data-driven personalization, and new forms of measurement designed to connect all channels in a clean, comparable, and privacy-compliant manner. Although we work closely with the vendors who buy and sell media, our platform only facilitates the creation, delivery and measurement of advertisements and campaigns and we do not make purchasing decisions of advertisement inventory. Because we do not make ad buying or selling decisions we are able to maintain our independence and remain free of potential buying conflicts.
Our target clients comprise the largest global TV advertisers. In addition, we work closely with top advertising agency holding companies such as WPP, Publicis Groupe, Omnicom, Interpublic Group of Cos., and Dentsu. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive, and technology. We believe Innovid’s independence is critical to advertisers seeking an interoperable and open partner that is primarily focused on technology infrastructure.
Innovid serves customers globally, including the US, Germany, UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan and Australia. In 2023 approximately 9% of Innovid’s revenue was generated by our customers outside of the US.
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
Business Combination
On February 28, 2022, the Company completed the acquisition of TVS. TVS is an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of Scotland. The Company acquired all the equity of TVS for an aggregate amount of 100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Upsell of additional services. An additional contributor to our efforts in expanding revenue generated by our customers is our investment in cross-selling our solutions. We cross-sell our personalized creative solutions to primary ad serving customers, who, for example, begin using our services with standard digital video ads and then introduce personalized formats over time. We also have cross-selling efforts related to our advanced measurement solutions, which provide real-time metrics to inform optimization of TV campaigns while in market. The success of these efforts will impact our results of operations.

Global expansion
The majority of our clients are global advertisers and operate at a significant scale. Innovid serves customers globally through a delivery footprint covering the US, the UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan, and Australia. In 2023, approximately 9% of Innovid’s revenue was generated outside of the US.
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
Seasonality: We experience fluctuations in revenues that coincide with seasonal fluctuations in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers often allocate the largest portion of their media budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenues while the first quarter typically reflects our lowest level of revenues. We expect our revenues to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business. However, this traditional seasonality may also be impacted by certain external factors or major events that impact traditional television advertising patterns.

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
We also have an offering, InnovidXP, launched last year which is focused on measurement of the efficiency of CTV advertising and in-flight optimizations for TV marketers. We plan to further develop and scale it in the future.
We provide creative services related to the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units.
We generate the majority of our revenues from the sale and delivery of our products within the US. For information with respect to sales by geographic markets, refer to Note 11, Segment Reporting to the Condensed Consolidated Financial Statements included under Item 1, Financial Statements and Supplementary Data. Our chief operating decision maker (our CEO) does not evaluate the profit or loss from any separate geography.
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
Research and development costs are charged to the condensed consolidated statements of operations as incurred. ASC 350-40, Internal-Use Software (“ASC 350-40”), requires the capitalization of certain costs incurred only during the application development stage.
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

Prior period reclassification
Beginning in the second quarter of 2022 we present depreciation, amortization and impairment expenses as a separate line item on our condensed consolidated statements of operations. All prior periods, including the first quarter of 2022, have been adjusted. Depreciation and amortization expenses were previously included in cost of sales and other operating expenses depending on the underlying asset’s function. Additionally, we no longer present gross profit as a subtotal on our condensed consolidated statements of operations. In accordance with generally accepted accounting principles, all periods presented below have been retrospectively adjusted to reflect the reclassification of cost of revenue and other operating expenses exclusive of depreciation, amortization and impairment. The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements, adjusted for this reclassification. Refer to Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements included under Item 8, Financial Statements and Supplementary Data for further information on prior period reclassification.
Results of Operations
Three months ended March 31, 2023, compared to the three ended March 31, 2022

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$30,485	100%	$25,862	100%
Cost of revenues	8,265	27%	5,926	23%
Research and development	7,117	23%	7,254	28%
Sales and marketing	11,637	38%	10,351	40%
General and administrative	9,650	32%	11,455	44%
Depreciation and amortization	2,030	7%	673	3%
Operating loss	(8,214)	(27)%	(9,797)	(38)%
Finance income, net	(2,475)	(8)%	(2,311)	(9)%
Loss before taxes	(5,739)	(19)%	(7,486)	(29)%
Taxes on income	2,824	9%	(37)	—
Net loss	$(8,563)	(28)%	$(7,449)	(29)%
Revenues
The growth and scaling of CTV was the key driver of Innovid’s revenue growth in the first quarter of 2023. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers.
Total revenue increased by 18% compared to the same period last year, from $25.9 million in the three months ended March 31, 2022 to $30.5 million in the three months ended March 31, 2023. The increase is primarily attributable to the full inclusion of the TVS business in the results for the three months ended March 31, 2023. Only one month of TVS activity was included in our operations in the same period in 2022 due to the timing of the acquisition.
There was no meaningful impact of changes in average cost per impression on total revenue.
Cost of revenues (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$8,265	27%	$5,926	23%	$2,339	39%

Cost of revenue increased by $2.3 million, or 39%, from $5.9 million in the three months ended March 31, 2022, to $8.3 million in the three months ended March 31, 2023, primarily driven by a $1.8 million increase in fees for data costs and a $0.3 million increase in personnel costs due to a higher headcount, both resulting from the TVS acquisition. In addition, there was a $0.3 million increase in share-based compensation mostly due to Restricted Stock Units (“RSUs”) that were granted to employees.
Research and development (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$7,117	23%	$7,254	28%	$(137)	(2)%
Research and development expenses decreased by $(0.1) million, or (2)%, from $7.3 million in the three months ended March 31, 2022, to $7.1 million in the three months ended March 31, 2023. The decrease was primarily due to an increase of $1.8 million of capitalization of research and development expenses related to our development of new products and our platform enhancements. The decreases were partially offset by an increase of $0.8 million in personnel costs following the TVS acquisition to support our platform maintenance work as well as our product research efforts. In addition, there was a $1.1 million increase in share-based compensation mostly due to RSUs     that were granted to employees.
Sales and marketing (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$11,637	38%	$10,351	40%	$1,286	12%
Sales and marketing expenses increased by $1.3 million, or 12%, from $10.4 million in the three months ended March 31, 2022, to $11.6 million in the three months ended March 31, 2023. The increase was driven primarily by an increase in personnel costs of $0.5 million following the TVS acquisition to support our long-term growth strategy. In addition, there was a $1.0 million increase in share-based compensation due to increase in headcount and RSUs that were granted to employees.
General and administrative (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$9,650	32%	$11,455	44%	$(1,805)	(16)%
General and administrative expenses decreased by $(1.8) million, or (16)%, from $11.5 million in the three months ended March 31, 2022, to $9.7 million in the three months ended March 31, 2023. The decrease was primarily due to a decrease in professional fees of $2.2 million and legal fees of $1.4 million related to the TVS Acquisition. In addition, there was a $0.5 million decrease in Directors and Officers insurance expense during the period. The decrease in these expenses was partially offset by an increase in personnel costs of $1.0 million related to the expansion of our operations following the TVS acquisition and a $1.0 million increase in share-based compensation mostly due to RSUs that were granted to employees. There was also an increase in legal fees of $0.3 million in connection with litigation.
Depreciation and amortization

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation and amortization	$2,030	7%	$673	3%	$1,357	202%

Depreciation and amortization expenses increased by $1.4 million, or 202%, from $0.7 million in the three months ended March 31, 2022, to $2.0 million in the three months ended March 31, 2023. The increase was driven primarily by additional amortization expense of $0.6 million for TVS intangible assets during the period as well as $0.7 million amortization expense of internal-use software projects.
Finance income, net

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance income, net	$(2,475)	(8)%	$(2,311)	(9)%	$(164)	7%
Finance income increased by $0.2 million, or 7%, from $(2.3) million in the three months ended March 31, 2022, to $(2.5) million in the three months ended March 31, 2023. The increase was driven primarily by changes related to exchange rates.
Taxes on income

	Three months ended March 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$2,824	9%	$(37)	—%	$2,861	nm

Tax expense increased by $2.9 million from $(0.04) million in the three months ended March 31, 2022, to $2.8 million in the three months ended March 31, 2023. The Company’s effective tax rates were -47.97% and 0.5% for the three months ended March 31, 2023 and 2022, respectively.
The increase in tax expense primarily results from a shift in the Company’s foreign earnings, resulting in higher profitability and current tax expense, with no offsetting deferred tax benefit as a result of an overall valuation allowance.
In addition, certain temporary differences associated with the capitalization of R&D under IRC Section 174 that would normally not impact the effective tax rate or overall tax expense, cause the US to generate current state tax expense with no corresponding deferred tax benefit. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on our effective rates for income taxes paid.
Lastly, the current tax expense is increased as compared to prior years, in both the foreign jurisdictions and the US, because of decreased net operating losses available due to prior year utilization.

Liquidity and Capital Resources
We have financed our operations, business acquisition and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the Transaction, as well as borrowings under our credit facilities.
As of March 31, 2023, we had cash, cash equivalents and restricted cash of $45.4 million and net working capital, consisting of current assets less current liabilities, of $66.8 million. As of March 31, 2023, we had an accumulated deficit of $159.4 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
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
On March 10, 2023, Silicon Valley Bank (“SVB”), where the Company maintains an operating account with a cash balance of $32,571 of the Company's total cash, cash equivalents, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 27, 2023 First Citizens BancShares, Inc. announced that it has entered into an agreement with the Federal Deposit Insurance Corporation (FDIC) to purchase all of the assets and liabilities of Silicon Valley Bridge Bank, N.A. As a result of these actions the Company does not believe that it has exposure to loss as a result of SVB’s receivership.
As of March 31, 2023, we were in compliance with all covenants.
As of March 31, 2023 and December 31, 2022, the Company utilized $20.0 million of the $50.0 million credit line. In January 2023, the Company repaid $5.0 million under the credit line and $5.0 million was subsequently drawn in March 2023.
Interest expenses for the three months ended March 31, 2023, and 2022 were $0.4 million and $0.1 million, respectively. They were recorded in the “Finance income, net” in the condensed consolidated statements of operations.

Cash Flows
Three months ended March 31, 2023, compared to the three months ended March 31, 2022
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2023	2022
Net cash provided by / (used in) operating activities	$368	$(7,213)
Net cash provided by / (used in) investing activities	6,827	(101,333)
Net cash provided by / (used in) financing activities	250	(2,718)
Increase (decrease) in cash, cash equivalents and restricted cash	$7,445	$(111,264)

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
Cash provided by/(used in) operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as depreciation and amortization, stock-based compensation and change in fair value of warrants.
For the three-month period ended March 31, 2023, net cash provided by operating activities was $0.4 million compared to net cash used in operating activities of $7.2 million for the three month period ended March 31, 2022. The increase in net cash provided by operating activities was primarily attributable to an increase in stock-based compensation in 2022 as a result of RSUs granted at that time, and amortization of intangible assets related to TVS acquisition.
The changes in our working capital compared to the prior period in the amount of $4.2 million were a result of a decrease in trade receivables due to a shorter collection period. This decrease was partially off-set by an increase in prepaid expenses due to the timing of payments for our some of our subscriptions. The changes in working capital were also related to an increase in accrued expense, other current liabilities and trade payables due to accrual and the timing of payments for personnel costs, prepaid software subscription fees and changes due to the acquisition of TVS.
Investing Activities
For the three-month period ended March 31, 2023, $6.8 million of net cash was provided by investing activities compared to net cash used in investing activities of $101.3 million for the three month period ended March 31, 2022, primarily driven by net cash consideration paid to acquire TVS of $99.6 million in 2022, net of cash acquired. Further, the decrease of $10.0 million in short-term deposit, which was terminated in March, 2023, increased cash provided by investing activity. This impact was offset by an increase of $1.4 million of investment in internal software development work.
Financing Activities
For the three-month period ended March 31, 2023, $0.3 million of net cash was provided in financing activities compared to net cash used in financing activities of $2.7 million for the three month period ended March 31, 2022. This increase in cash provided was primarily due to a decrease in the amount of transaction costs of $3.2 million, partially offset by a decrease in cash received from stock option exercises of $0.2 million.

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
Pledges and Bank Guarantees
In connection with the first loan agreement with Silicon Valley Bank, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.8 million of pledged bank deposits as of March 31, 2023, related to office leases and credit cards. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our office lease agreements in the US as of March 31, 2023.

Legal contingencies
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas, by Nielsen, LLC against TVS alleging infringement of US Patent No. 10,063,378. On January 18, 2023 the Texas Court granted TVS’s motion to transfer venue to the Southern District of New York. TVS has filed two motions since then: (first) for judgment on the pleadings that the asserted patent is invalid under 35 U.S.C. § 101. and (second) a motion to stay the proceedings pending the motion for judgment on the pleadings. Both motions have been fully briefed and are awaiting judgment by the Court. Meanwhile the parties are beginning discovery. Discovery is not currently expected to be completed before January 2024. The plaintiff has not specified the amount sought in the litigation.
Cash compensation arrangements
In addition to the purchase consideration for the acquisition of TVS, we entered cash compensation arrangements with certain employees, which amounted to $9.7 million in aggregate and are subject to certain performance and employment conditions following the closing of the Acquisition. As of March 31, 2023 (unaudited), approximately 27% of those employees are no longer with the Company and do not qualify for 2023 compensation under these arrangements.

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

	Three months ended March 31,
(in thousands)	2023	2022
Net loss	$(8,563)	$(7,449)
Net loss margin	(28)%	(29)%
Depreciation and amortization	2,030	673
Stock-based compensation	4,625	1,592
Finance income, net (a)	(2,475)	(2,311)
Transaction related expenses (b)	—	228
Acquisition related expenses (c)	—	4,203
Retention bonus expenses (d)	297	—
Legal claims	314	—
Severance cost (e)	821	92
Other	272	—
Taxes on income	2,824	(37)
Adjusted EBITDA	$145	$(3,009)
Adjusted EBITDA margin	0.5%	(11.6)%
(a) Finance income, net consists mostly of remeasurement related to revaluation of our warrants, remeasurement of our foreign subsidiary’s monetary assets, liabilities and operating results, and our interest expense.
(b) Transaction related expenses consist of cost related to the SPAC merger transaction.
(c) Acquisition related expenses consists of professional fees associated with the acquisition of TVS.
(d) Retention bonus expenses consists of retention bonuses for TVS employees.
(e) Severance cost in 2023 is related to the personnel reductions that occurred during the first quarter of 2023. In 2022, severance cost related to exit costs for TVS employees.

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
Operational Metrics
In addition, Innovid’s management considers number of core clients, annual core clients retention and annual core clients net revenue retention in evaluating the performance of the business. These metrics are reported annually. Prior to our acquisition of TVS in 2022, our definition of a core client included only advertisers that generated at least $100,000 revenue in a twelfth-months period. Following our acquisition of TVS, we have included publishers as core clients.

Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies of our unaudited interim condensed consolidated financial statements included in Item 1. “Financial Statements and Supplementary Data”, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our interim condensed consolidated financial statements.
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
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in “Financial income, net” in the condensed consolidated statements of operations.
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
The Private Placement Warrants are classified as Level 3 as of March 31, 2023 and continue to be valued based on a Black-Scholes option pricing model. Gains and losses from the remeasurement of the Private Warrants’liability is recognized in finance income, net in the condensed consolidated statements of operations.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. During the three-month period ended March 31, 2023 (unaudited), the Company tested its asset groups for recoverability and concluded that no impairment should be recognized.

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
Goodwill and intangible assets
Goodwill and acquired intangible assets have been recorded in the Company's financial statements resulting from     various business combinations. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is subject to an annual impairment test.
Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill would be reassigned using a relative fair value allocation approach. The Company currently has one reporting unit.
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company operates as one reporting unit. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. During the three-month period ended March 31, 2023, the Company performed an impairment test for goodwill for its reporting unit using a quantitative testing approach. Based on the evaluation performed, the Company determined that the fair value of the reporting unit exceeded its carrying amount, and therefore, the Company determined that goodwill was not impaired.
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
The amortization of customer relationships, acquired technology and trade name is presented within depreciation and amortization in the condensed consolidated statements of operations.
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

Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of March 31, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by Nielsen, LLC against TVS alleging infringement of US Patent No. 10,063,378. On January 18, 2023 the Texas Court granted TVS’s motion to transfer venue to the Southern District of New York. TVS has filed two motions since then: (first) for judgment on the pleadings that the asserted patent is invalid under 35 U.S.C. § 101. and (second) a motion to stay the proceedings pending the motion for judgment on the pleadings. Both motions have been fully briefed and are awaiting judgment by the Court. Meanwhile the parties are beginning discovery. Discovery is not currently expected to be completed before January 2024. The plaintiff has not specified the amount sought in the litigation.

Item 1A. Risk Factors
Except as described below, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2022 Annual Report on Form 10-K.
Failure of banks or other financial institutions could adversely affect our cash, cash equivalents and investments and our business and financial condition may suffer as a result
Beginning in March 2023, concerns arose with respect to the financial condition of a number of banking organizations in the United States and elsewhere. We maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits, or the local equivalent. If banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition.

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

INNOVID CORP.

Date: May 9, 2023	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: May 9, 2023	By:	/s/ Tanya Andreev-Kaspin
Tanya Andreev-Kaspin
Chief Financial Officer