Form 10-Q
period 2023-06-30
Innovid Corp.
filed 2023-08-08
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 139,303,254 shares of common stock as of August 4, 2023.

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
• other risks and uncertainties indicated in this report, including those set forth under the section titled “Risk Factors” and those incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023.
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
WHERE TO FIND MORE INFORMATION
Our website address is www.innovid.com. We may use our website as a means of disclosing material non-public information. Such disclosures will be included on our website in the “Investors” section or at investors.innovid.com. We may also use certain social media channels, such as LinkedIn, Facebook or Twitter, as a means of disclosing information about us and our business to our colleagues, customers, investors and the public. While not all of the information that the Company posts to the Innovid website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor our website and certain of our social media channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. However, information contained on, or that can be accessed through, these communications channels do not constitute a part of this Quarterly Report and are not incorporated by reference herein. Our SEC filings are available to you on the SEC’s website at http://www.sec.gov. This site contains reports and other information regarding issuers that file electronically with the SEC. The information on that website is not part of this Quarterly Report and is not incorporated by reference herein.

Part I
Item 1. Financial Statements
INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$43,384	$37,541
Short-term bank deposits	—	10,000
Trade receivables, net (allowance for credit losses of $330 and $65 at June 30, 2023, and December 31, 2022, respectively)	43,238	43,653
Prepaid expenses and other current assets	4,123	2,640
Total current assets	90,745	93,834
Long-term deposit	260	277
Long-term restricted deposits	396	430
Property and equipment, net	18,959	14,322
Goodwill	102,473	116,976
Intangible assets, net	27,659	29,918
Operating lease right of use asset	2,008	2,910
Other non-current assets	834	938
Total non-current assets	152,589	165,771
TOTAL ASSETS	$243,334	$259,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables	4,421	3,361
Employees and payroll accruals	10,969	10,165
Lease liabilities - current portion	1,611	2,186
Accrued expenses and other current liabilities	5,194	5,474
Total current liabilities	22,195	21,186
Long-term debt	20,000	20,000
Lease liabilities - non-current portion	1,081	1,636
Other non-current liabilities	9,461	6,554
Warrants liability	1,022	4,301
Total non-current liabilities	31,564	32,491
TOTAL LIABILITIES	53,759	53,677
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
Common stock: $0.0001 par value - Authorized: 500,000,000 at June 30, 2023, and December 31, 2022; Issued and outstanding: 138,737,104 and 133,882,414 at June 30, 2023, and December 31, 2022, respectively	13	13
Additional paid-in capital	367,970	356,801
Accumulated deficit	(178,408)	(150,886)
Total stockholders’ equity	189,575	205,928
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,334	$259,605
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$34,546	$33,088	$65,031	$58,950
Cost of revenues (1)	8,591	7,351	16,856	13,277
Research and development (1)	6,876	9,710	13,993	16,964
Sales and marketing (1)	11,460	14,320	23,097	24,671
General and administrative (1)	8,924	9,955	18,574	21,410
Depreciation and amortization	2,064	926	4,094	1,599
Goodwill impairment	14,503	—	14,503	—
Operating loss	(17,872)	(9,174)	(26,086)	(18,971)
Finance income, net	(248)	(13,306)	(2,723)	(15,617)
Loss before taxes	(17,624)	4,132	(23,363)	(3,354)
Taxes on income	1,335	(168)	4,159	(205)
Net (loss) income	(18,959)	4,300	(27,522)	(3,149)

Net (loss) income attributable to common stockholders	$(18,959)	$4,300	$(27,522)	$(3,149)
Net (loss) income per stock attributable to common stockholders
Basic	$(0.14)	$0.03	$(0.20)	$(0.02)
Diluted	$(0.14)	$0.03	$(0.20)	$(0.02)
Weighted-average number of stock used in computing net (loss) income per stock attributable to common stockholders
Basic	137,643,910	132,152,652	134,296,569	128,220,893
Diluted	137,643,910	139,988,123	134,296,569	128,220,893
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation, amortization and goodwill impairment presented separately.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except stock data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	119,017,380	$12	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	11,549,465	1	47,151	—	47,152
Stock-based compensation	—	—	1,496	—	1,496
Stock options exercised	1,521,927	—	462	—	462
Net loss	—	—	—	(7,449)	(7,449)
Balance as of March 31, 2022 (unaudited)	132,088,772	$13	$342,828	$(139,925)	$202,916
Stock-based compensation	—	—	4,628	—	4,628
Stock options exercised	322,943	—	174	—	174
Net income	—	—	—	4,300	4,300
Balance as of June 30, 2022 (unaudited)	132,411,715	$13	$347,630	$(135,625)	$212,018

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	133,882,414	$13	$356,801	$(150,886)	$205,928
Stock-based compensation	—	—	4,897	—	4,897
Stock options exercised and RSUs vested	2,734,320	—	250	—	250
Net loss	—	—	—	(8,563)	(8,563)
Balance as of March 31, 2023 (unaudited)	136,616,734	$13	$361,948	$(159,449)	$202,512
Stock-based compensation	—	—	5,658	—	5,658
Stock options exercised and RSUs vested	2,120,370	—	364	—	364
Net loss	—	—	—	(18,959)	(18,959)
Balance as of June 30, 2023 (unaudited)	138,737,104	$13	$367,970	$(178,408)	$189,575
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Six Months Ended June 30, 2023
	2023	2022
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(27,522)	$(3,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,094	1,599
Goodwill impairment	14,503	—
Stock-based compensation	9,865	5,634
Change in fair value of warrants	(3,279)	(15,946)
Changes in operating assets and liabilities
Decrease / (increase) in trade receivables, net	415	(4,624)
Increase in prepaid expenses and other current assets	(1,390)	(747)
Decrease in operating lease right of use assets	902	872
Increase / (decrease) in trade payables	1,060	(321)
Increase in employees and payroll accruals	804	1,044
Decrease in operating lease liabilities	(1,130)	(1,208)
Increase in accrued expenses and other current liabilities	2,626	945
Net cash provided by / (used in) operating activities	948	(15,901)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(99,568)
Internal use software capitalization	(5,591)	(3,516)
Purchase of property and equipment	(189)	(221)
Withdrawal of short-term bank deposits	10,000	—
Increase in deposits	27	32
Net cash provided by / (used in) investing activities	4,247	(103,273)
Cash flows from financing activities:
Proceeds from loans	10,000	9,000
Repayment of loans	(10,000)	—
Payment of SPAC merger transaction costs	—	(3,185)
Proceeds from exercise of options	614	636
Net cash provided by financing activities	614	6,451
Increase (decrease) in cash, cash equivalents, and restricted cash	5,809	(112,723)
Cash, cash equivalents, and restricted cash at the beginning of the period	37,971	157,158
Cash, cash equivalents, and restricted cash at the end of the period	$43,780	$44,435
Supplemental disclosure of cash flows activities:
(1) Cash paid during the period for:
Income taxes paid, net of tax refunds	$879	$363
Interest	$782	$137
(2) Non-cash transactions:
Business combination consideration paid in stock	$—	$47,152
Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	43,384	44,024
Long-term restricted deposits	396	411
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$43,780	$44,435
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

1. DESCRIPTION OF BUSINESS
Innovid Corp. together with its consolidated subsidiaries, the “Company” or “Innovid”, is a leading independent software platform that provides an ad serving and creative personalization platform for the creation, delivery, and measurement of TV ads across connected TV (“CTV”), mobile TV and desktop TV environments to advertisers, publishers and media agencies.
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020 and Innovid Corp. was the surviving entity following the completion of its merger with ION on November 30, 2021 (the “ION Transaction”).
On February 28, 2022, the Company completed the acquisition of TV Squared Limited (“TVS”, together with ION’s Transaction, the “Transactions”) by way of stock purchase agreement (“Stock Purchase Agreement”). The Company acquired all of the equity of TVSquared for an aggregate amount of $100,000 in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share and the issuance of 949,893 fully vested stock options of the Company at a weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement.
Innovid Corp.’s common stock and warrants are trading on the NYSE under the symbols “CTV” and “CTV.WS,” respectively, since December 1, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.
The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Accounting Policies
Software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to the purchase and development of internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and personnel-related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization is presented within depreciation and amortization in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023 (unaudited), the Company capitalized $2,825 and $6,281, respectively, and during the three and six months ended June 30, 2022 (unaudited), the Company capitalized $2,335 and $4,006, respectively, related to internal-use software cost.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. During the three and six months ended June 30, 2023 (unaudited), the Company tested its long-lived assets for recoverability and concluded that no impairment should be recognized.
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
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. During the three months ended June 30, 2023, the Company recorded Goodwill impairment in the amount of $14,503. Refer to Note 3 for further details.
Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Customer relationships, acquired technology and trade name are being amortized over the estimated useful life of approximately 11 years, 6 years, and 4 years, respectively, using the straight-line amortization method.
The amortization of customer relationships, acquired technology and trade names, is presented within depreciation and amortization in the condensed consolidated statements of operations.

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
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees, payroll accruals, accrued expenses and other current liabilities and current portion of long-term debts. Their historical carrying amounts represent the approximate fair value due to the short-term maturities of these instruments.
The Company’s investments in money market funds are classified as cash equivalents and measured at fair value. The Company measures its warrant liability at fair value.
The goodwill impairment recorded in the second quarter of 2023 was estimated using the Company's stock price, a Level 1 input, adjusted for an estimated control premium.
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023
	(Unaudited)
	Level 1	Level 2	Level 3
Assets:
Money market funds	$36,323	$—	$—
Liabilities:
Warrants liability	$1,022	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,948	$—	$—
Certificates of deposit	—	20,000	—
Liabilities:
Warrants liability	$1,265	$—	$3,036
The change in the fair value of the Level 3 warrant liability is summarized below:

	June 30,	December 31,	June 30,
	2023	2022	2022
	(Unaudited)		(Unaudited)
Beginning of the period	$3,036	$15,462	$15,462
Change in fair value	(2,330)	(12,426)	(13,132)
Transfer to level 1	(706)	—	—
End of the period	$—	$3,036	$2,330

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
As of June 30, 2023, the Company’s warrant liability includes the Warrants (refer to Note 5), that were originally issued in connection with ION’s initial public offering, the “ION IPO,” which were transferred to the Company as part of the ION’s Transaction. The Company’s Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The Company has determined that the fair value of the Public Warrants and Transferred Private Warrants (refer to Note 5) Warrants, at the balance sheet date is determined by the closing price of the Company’s warrants, and are within Level 1 of the fair value hierarchy. The closing price of the Public Warrants and Transferred Private Warrants was $0.10 as of June 30, 2023 the price for Public Warrants was $0.40 as of December 31, 2022.
The Transferred Private Warrants are no longer classified as Level 3 as of June 30, 2023. Refer to Note 5, Warrants for further discussion.
Gains and losses from the remeasurement of the Public and Private Warrants’ liability is recognized in finance income, net in the condensed consolidated statements of operations.
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
Most of the Company’s cash and cash equivalents are invested in deposits with major banks in the US and Israel. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
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
One of the Company’s customers accounted for more than 10% of the Company’s total revenues during the three and six months ended June 30, 2023.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer A	16%	*)	16%	*)
*) less than 10%
Revenue recognition
Most of the Company’s revenues are derived from providing Ad serving solutions to advertisers, media agencies and publishers. The services focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
The Company also provides measurement services to advertisers and agencies, streaming platforms and publishers. The measurement service provides analytics and the ability to track performance of advertising campaigns. The measurement service provides insights into the effectiveness of TV and digital advertising.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company also provides creative services for the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units.
The Company recognizes revenue when its customer obtains control of promised services in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from contracts with customers (“ASC 606”) and determines revenue recognition through the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.
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
The Company’s accounts receivable consist primarily of receivables related to providing ad serving, measurement and creative services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
The typical contract term is 12 months or less for ASC 606 purposes. Most of the Company’s contracts can be canceled without cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
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
Ad serving services were 77.3% and 78.4% of the Company’s revenues for the three months ended June 30, 2023 (unaudited) and 2022 (unaudited), respectively and were 77.2% and 83.4% of the Company’s revenues for the six months ended June 30, 2023 (unaudited) and 2022 (unaudited). Measurement services were 22.7% and 21.6% for the three months ended June 30, 2023 (unaudited) and June 30, 2022 (unaudited), respectively and were 22.8% and 16.6% of the Company’s revenues for the six months ended June 30, 2023 (unaudited) and 2022 (unaudited).
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. Generally, the commissions are commensurate. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. If commissions are not commensurate, the Company capitalizes these commissions. Capitalized commission costs were immaterial for the three and six months ended June 30, 2023 (unaudited) and June 30, 2022 (unaudited).

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Trade receivable, net
The Company records trade receivable for amounts invoiced and yet unbilled invoices. The Company makes estimates of expected credit losses for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company's condensed consolidated statements of operations.
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
The Company regularly evaluates deferred tax assets for future realization and establishes a valuation allowance to the extent that a portion is not more likely than not to be realized. The Company considers whether it is more likely than not that the deferred tax assets will be realized, including existing cumulative losses in recent years, expectations of future taxable income, carryforward periods and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely on estimates.
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
On December 20, 2017, Congress passed the “US Tax Act.” The US Tax Act requires complex computations to be performed that were not previously required by US tax law, significant judgments to be made in interpretation of the provisions of the US Tax Act, significant estimates in calculations and the preparation and analysis of information not previously relevant or regularly produced. The US Tax Act provides that a person who is a US shareholder of any CFC is required to include its GILTI in gross income for the tax year in a manner generally similar to that for Subpart F inclusions. The term “global intangible low taxed income” is defined as the excess (if any) of the US shareholder’s net CFC tested income for that tax year, over the US shareholder’s net deemed tangible income return for that tax year. The Company’s policy is to treat GILTI as a period expense in the provision for income taxes.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption has impacted how the Company assesses its estimates for credit losses but did not have a material impact on these unaudited interim condensed consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)

3. GOODWILL
The changes in the carrying amount of goodwill:

Goodwill	Total value
Balance as of January 1, 2023	$116,976
Goodwill impairment	(14,503)
Balance as of June 30, 2023	$102,473
The Company periodically analyzes whether any indicators of goodwill impairment have occurred. In the second quarter of 2023, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its one reporting unit. Thus, the Company performed quantitative assessments of the Company’s reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies.
As a result of this assessment, the Company recorded a goodwill impairment of $14,503 as of June 30, 2023.

4. LEASES
Innovid's lease portfolio primarily consists of real estate properties. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. Innovid does not separate lease components from non-lease components.
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
The Company has the following operating ROU assets and lease liabilities:

	June 30, 2023		December 31, 2022
	(Unaudited)
	ROU assets	Lease liabilities	ROU assets	Lease liabilities
Real Estate	$2,008	$2,692	$2,886	$3,801
Cars	—	—	24	21
Total operating leases	$2,008	$2,692	$2,910	$3,822

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The following table summarizes the lease costs recognized in the interim condensed consolidated statement of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	$458	$472	$921	$947
Short term lease cost	320	126	583	208
Variable lease cost	25	6	46	10
Total lease cost	$803	$604	$1,550	$1,165

As of June 30, 2023 (unaudited), the weighted-average remaining lease term and weighted-average discount rate for operating leases are 1.8 years and 2.5%, respectively.
The following table presents supplementary cash flow information regarding the Company's operating leases:

	Six months ended June 30, 2023	Six months ended June 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$1,035	$1,133
The following table summarizes the future payments of Innovid for its operating lease liabilities:

Six months ended June 30, 2023
(Unaudited)
2023 Remaining	$1,124
2024	972
2025	636
Total undiscounted lease payments	$2,732
Less: Interest	(40)
Total lease liabilities	$2,692

5. WARRANTS
As of June 30, 2023, the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding. As of June 30, 2023, the majority of the Private Warrants (the “Transferred Private Warrants”) had been transferred from their initial holder to other transferees. The Transferred Private Warrants terms are now identical to the Public Warrants resulting in use of the same price for valuation purposes.
The Company’s Warrants’ fair value as of June 30, 2023 (unaudited), and December 31, 2022, was $1,022 and $4,301, respectively. Gains and losses related to the Company’s Warrants are recognized in “Finance income, net.” See Note 9 for further details.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
6. LONG-TERM DEBT
On August 4, 2022, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate which is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The Company will also pay non-refundable commitment fees of $40 and $75 at inception and first anniversary date, respectively, together with a modification fee of $20 payable on the date of the 2023 Modification Agreement. The maturity date of the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, is June 30, 2025. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement, “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” are determined as the Company’s unrestricted cash plus accounts receivable, net, and is determined according to US GAAP. The Company is also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, if the Company does not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
As of June 30, 2023 (unaudited), and December 31, 2022, the Company utilized $20,000 of the $50,000 credit line. In January 2023, the Company repaid $5,000 under the credit line and $5,000 was subsequently drawn in March 2023. In May 2023, the Company repaid $5,000 under the credit line and $5,000 was subsequently drawn in June 2023.
As of June 30, 2023 (unaudited), the Company is in compliance with all the covenants.
Prior to the 2022 A&R Agreement, the credit installments bore US dollar denominated interest at an annual rate equal to 0.75%-1% plus the prime rate on the outstanding principal of each credit installment and prior to the 2023 Modification Agreement the New Revolving Credit Facility bore interest at an annual rate which was the greater of (a) WSJ Prime Rate plus 0.75% or (b) 4.25%.

7. COMMITMENTS AND CONTINGENT LIABILITIES
Pledges and bank guarantees
1.In conjunction with the 2022 A&R Agreement (see Note 6, Long-term Debt), Innovid LLC pledged 65,000 common stocks of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $601 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Legal contingencies
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen, Company (US) LLC against TVS alleging infringement of US Patent No.10,063,378. On June 1, 2022, TVS moved to transfer the case to the Southern District of New York. On February 24, 2023, the case was transferred to the Southern District of New York. On March 23, 2023, the parties jointly filed their proposed case management plan and scheduling order, which the Court entered and thereafter opened discovery. That order sets the close of fact discovery for October 23, 2023, and the close of expert discovery for January 23, 2024, but does not set a date for trial. On the same day, TV Squared filed a motion for judgment on the pleadings under Federal Rule 12(c) arguing invalidity of all asserted patent claims. Briefing concluded on April 24, 2023, and the motion remains pending. The plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of June 30, 2023, the Company did not record a loss contingency.

8. STOCK-BASED COMPENSATION
Stock-based compensation expense is related to awards issued pursuant to the Legacy Innovid Stock Option Plan (“Legacy Plan”) and 2021 Innovid Corp. Incentive Plan (“2021 Plan”) and is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of goods sold	$435	$383	$876	$488
Research and development	1,229	920	2,403	1,399
Sales and marketing	1,690	1,529	3,269	2,109
General and administrative	1,980	1,306	3,410	1,734
Total	$5,334	$4,138	$9,958	$5,730

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
In connection with the awards granted to service providers and non-employee consultants, the Company’s expense is immaterial in the periods presented.
During the three and six months ended June 30, 2023 (unaudited), the Company capitalized stock-based compensation expense of $325 and $690 of internal-use software costs, respectively.
During the three and six months ended June 30, 2022, the Company capitalized stock-based compensation expense of $490, respectively, in internal-use software cost.
Stock Options
Stock options may be granted to officers, directors, employees and non-employee consultants of the Company. Each option granted under the Plan expires no later than 10 years from the date of grant. The options vest usually over four years from commencement of employment or service start date. Any options forfeited or not exercised before expiration become available for future grants.
A summary of the employees’ stock option activity for the six months ended June 30, 2023 (unaudited), is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	10,658,085	$1.15	6.85	$5,923
Granted	832,232	1.55
Forfeited	(207,449)	1.89
Expired	(163,640)	1.65
Exercised	(1,376,572)	0.45
Outstanding at end of period	9,742,656	$1.26	7.08	$14,232
Exercisable options at end of period	6,563,845	$0.99	6.37	$11,356
A summary of the consultants’ stock option activity for the six months ended June 30, 2023 (unaudited), is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	69,542	$0.47	4.21	$86
Forfeited	—	—
Exercised	—	—
Outstanding at end of period	69,542	$0.47	3.72	$156
Exercisable options at end of period	66,196	$0.46	3.53	$149
As of June 30, 2023 (unaudited), the Company had approximately $3,945 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.92 years.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Restricted Stock Units
Restricted Stock Units (“RSUs”) may be granted to officers, directors, employees and non-employee consultants of the Company, and generally vest over a three- or four-year period.
A summary of the employees’ RSU activity under the 2021 Plan for the six months ended June 30, 2023 (unaudited), is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	7,989,825	$5.60
Granted	12,096,238	1.28
Vested	(3,424,868)	5.27
Forfeited	(1,113,878)	4.88
Outstanding at end of period	15,547,317	$2.36
A summary of the consultants’ RSU activity under the 2021 Plan for the six months ended June 30, 2023 (unaudited), is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	130,268	$6.60
Granted	107,343	1.18
Vested	(53,250)	6.60
Forfeited	(8,226)	6.60
Outstanding at end of period	176,135	$3.30
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.
As of June 30, 2023 (unaudited), $33,727 of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.3 years.

9. FINANCE INCOME, NET
The Company recognizes the gains and losses from the remeasurement of the warrants liability related to the Public Warrants and Private Placement Warrants, as defined in Note 5, Warrants, in “Finance income, net” in the condensed consolidated statements of operations. The unrealized gain from changes in the fair value of the Company Warrants for the three months ended June 30, 2023 (unaudited) and 2022 (unaudited), were $565 and $13,159, respectively. The unrealized gain from changes in the fair value of the Company Warrants for the six months ended June 30, 2023 (unaudited) and 2022 (unaudited), were $3,279 and $15,946, respectively.
The Company also recognized interest expenses in “Finance income, net” in the condensed consolidated statements of operations. Interest expenses for the three months ended June 30, 2023 (unaudited) and 2022 (unaudited), were $420 and $76, respectively. Interest expenses for the six months ended June 30, 2023 and 2022, were $782 and $137, respectively.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
10. INCOME TAX
The Company recorded a provision for incomes taxes of $1,335 and a net tax benefit of $168 for the three months ended June 30, 2023 (unaudited) and 2022 (unaudited), respectively, and a net expense of $4,159 and a net tax benefit of $205 for the six months ended June 30, 2023 and 2022, respectively.
The Company’s effective tax rates were (7.6)% and (4.1)% for the three months ended June 30, 2023 and 2022, respectively, and (17.8)% and 6.1% for the six months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023 (unaudited), the net effect of discrete items increased the effective tax rate by 0.2%. Excluding these items, the Company’s effective tax rate would have been (7.4)%. For the six months ended June 30, 2023, the net effect of discrete items increased the effective tax rate by 1.1%. Excluding these items, the Company’s effective tax rate would have been (18.9)%.
For the three months ended June 30, 2022 (unaudited), the net effect of discrete items increased the effective tax rate by 3.3%. Excluding these items, the Company’s effective tax rate would have been (7.4)%. For the six months ended June 30, 2022, the net effect of discrete items decreased the effective tax rate by 4.6%. Excluding these items, the Company’s effective tax rate would have been 10.7%.
The increase in year-to-date tax expense primarily results from a shift in the Company’s foreign earnings, resulting in higher profitability and current tax expense, with no offsetting deferred tax benefit as a result of an overall valuation allowance.
In addition, certain temporary differences associated with the capitalization of research and development under IRC Section 174 and deductibility of stock compensation that would normally not impact the effective tax rate or overall tax expense, could cause the US to generate current state tax expense with no corresponding deferred tax benefit. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on our effective rates for income taxes paid.
Lastly, the current tax expense is increased as compared to prior years, in both the foreign jurisdictions and the US, because of decreased net operating losses available due to prior year utilization.

11. SEGMENT REPORTING
The Company operates as one operating segment, which primarily focuses on the software platform for advertising, measurement, and creative. Our CEO is the chief operating decision-maker, and manages and allocates resources to the operations of the Company on an entity-wide basis.
Revenue by geographical location are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US	$31,567	$29,569	$59,214	$52,952
Canada	465	302	853	490
APAC	734	1,025	1,549	1,956
EMEA	1,595	1,914	3,038	3,043
LATAM	185	278	377	509
Total revenues	$34,546	$33,088	$65,031	$58,950

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company’s property and equipment, net and ROU assets by geographical location is as follows:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Israel	$2,388	$2,707
US	18,212	14,065
Rest of the World	367	460
Total	$20,967	$17,232

12. BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(18,959)	$4,300	$(27,522)	$(3,149)
Net (loss) income attributable to common stockholders basic and diluted	$(18,959)	$4,300	$(27,522)	$(3,149)
Denominator:
Weighted-average number of stock used in computing net (loss) income per stock attributable to common stockholders		`
Basic weighted average number of shares outstanding	137,643,910	132,152,652	134,296,569	128,220,893
Effect of dilutive securities options and RSU (share equivalent)	—	7,835,471	—	—
Diluted weighted average number of shares outstanding	137,643,910	139,988,123	134,296,569	128,220,893
Net profit (loss) per stock attributable to common stockholders
Basic	$(0.14)	$0.03	$(0.20)	$(0.02)
Diluted	$(0.14)	$0.03	$(0.20)	$(0.02)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Unvested RSU outstanding	15,723,452	7,991,829	15,723,452	8,002,502
Options outstanding	9,812,198	3,533,772	9,812,198	12,363,179
Warrants outstanding	10,222,500	10,222,500	10,222,500	10,222,500

13. SUBSEQUENT EVENTS
On August 2, 2023, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered the 2023 Modification Agreement with Silicon Valley Bank, a division of First-Citizen Bank & Trust Company. Refer to Note 6 for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report on Form 10-K”). In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in our 2022 Annual Report on Form 10-K as such factors may be updated from time to time in our other filings with the SEC, including elsewhere in this Quarterly Report, including under the heading “Cautionary Statements Regarding Forward-Looking Statements.”

Company Overview
Innovid is an enterprise cloud software platform that provides critical technology infrastructure for the creation, delivery, and measurement of advertising across connected TV (CTV), mobile TV, and desktop TV environments. As of June 30, 2023, according to Kantar Media, over 50% of the top 200 TV advertisers by US advertising spend are utilizing our platform in their advertising delivery infrastructure. Our technology, purposely built for CTV, combined with our position as a media-agnostic provider, has allowed us to win top TV advertisers and grow market share; while the growth of CTV combined with our usage-based revenue model continues to contribute to our overall growth.
We serve advertisers across multiple verticals, including Anheuser-Busch InBev, Verizon, CVS, Kellogg's, Mercedes-Benz, Target, and Sanofi, and target the largest global TV advertisers globally, including in the US, Germany, UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan, and Australia. During the second quarter of 2023, approximately 9% of Innovid's revenue was generated by our customers outside of the US. As part of our measurement solutions go-to-market strategy, we partner with the largest streaming platform providers in the world, including Disney, Hulu, ESPN, and NBCU. In addition, we work closely with agency holding companies such as WPP, Publicis Groupe, Omnicom Group Inc, Interpublic Group of Cos., and Dentsu Inc. Our clients span all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive, and technology.
Innovid's revenue growth closely correlates with the growth of CTV advertising. CTV accounted for 51% and 50% of all video impressions served by Innovid during the three months ending June 30, 2023, and June 30, 2022, respectively. During the three months ending June 30, 2023, this represented a year-over-year increase of 11% in CTV video impressions served by Innovid. Video impressions served by Innovid during the second quarters of 2023 and 2022 attributed to mobile were 36% and 38%, respectively, and for desktop TV were 13% and 12%, respectively. In the second quarter of 2023, video impressions increase 1% for mobile TV and 17% for desktop TV compared to the same period in the prior year.

Transactions
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020 and Innovid Corp. was the surviving entity following the completion of its merger with ION on November 30, 2021 (the “ION Transaction”).
On February 28, 2022, the Company completed the acquisition of TV Squared Limited (“TVS”, together with ION’s Transaction, the “Transactions”) by way of stock purchase agreement (“Stock Purchase Agreement”). The Company acquired all the equity of TVS for an aggregate amount of 100.0 million in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and other conditions as defined in the Stock Purchase Agreement.

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

Key Factors Affecting Our Performance
There are several factors that have impacted, and we believe, may continue to impact our results of operations and growth.
These factors include:
Continued market demand. Our performance depends on continued global demand across the advertising ecosystem for independent third-party ad serving, personalization, and measurement of digital ads. Advertisers, programmatic platforms, social media channels and digital publishers are collectively placing increased emphasis on the quality and effectiveness of digital ad spend across all channels, formats and devices.
Our growth is primarily driven by CTV, the fastest growing segment of digital ad spend, and our results depend on our ability to monetize continued market growth of CTV ad spend.
Growth of volume of CTV ad impressions of existing customers. Our results also depend on our ability to retain our existing customers and on our customers’ continued investment in CTV advertising. Customer retention will continue to impact our results as TV investment continues to shift from linear to CTV and the volume of CTV impressions grows.
Upsell of additional services. An additional contributor to our efforts in expanding revenue generated by our customers is our investment in cross-selling our solutions. We cross-sell our personalized creative solutions to primary ad serving customers, who, for example, begin using our services with standard digital video ads and then introduce personalized formats over time. We also cross-sell our advanced measurement solutions, which provide real-time metrics to inform optimization of TV campaigns while in market. The success of these efforts will impact our results of operations.
New client accounts: We intend to continue targeting new brand, media agency and digital publisher customers who are currently utilizing solutions provided by our competitors or point solutions. Our results of operations will be impacted by our ability to attract new customers.
Seasonality: We experience revenue fluctuations that coincide with seasonal changes in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers typically allocate the largest portion of their media budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenues while the first quarter typically reflects our lowest level of revenues. However, this traditional revenue seasonality may also be impacted by certain external factors or major events that also impact traditional television advertising patterns such as supply chain disruptions and silicon/chip shortages. We expect our revenues to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business.

Global Markets
The majority of our clients are global advertisers and operate at a significant scale. Innovid serves customers globally through a delivery footprint including the US, APAC, EMEA, and LATAM. During the second quarter of 2023, approximately 9% of Innovid’s revenue was generated outside the US.
We continue to service international markets to meet the needs of our global customer base and to accelerate new customer acquisition in key geographies outside of the US. We believe our continuing ability to service international markets will impact our results of operations.

Components of Results of Operations
Revenues
We generate the majority of our revenues from providing Ad serving solutions to advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers primarily across CTV, mobile TV, and desktop TV.
InnovidXP, our cross-platform TV Ad measurement solution, launched last year, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. We will continue to invest in advanced measurement capability and provide solutions to advertisers , streaming platforms and agencies as their needs evolve in the highly fragmented CTV ecosystem.
We provide creative services for the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units.
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
We anticipate that revenues from our US sales will continue to constitute a majority of our revenues in future periods.
Cost of revenues
Cost of revenues consists primarily of costs to run our ad serving, creative and measurement solutions. These costs include hosting and ad serving fees, data costs, personnel costs including stock-based compensation, professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs and communication costs, based on headcount.
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
Research and development costs are charged to the condensed consolidated statements of operations as incurred. ASC 350-40, Internal-Use Software (“ASC 350-40”), requires the capitalization of certain costs incurred during the application development stage. Any costs incurred for upgrades and functionality enhancements of the software are also capitalized.
Sales and marketing
Sales and marketing expenses consist primarily of personnel costs, including commissions, stock-based compensation, professional services costs and facility related costs, as well as costs related to advertising, promotional materials, public relations, and other sales and marketing programs. We allocate overhead, including rent and other facility related costs and communication costs based on headcount.
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

Results of Operations
Three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$34,546	100%	$33,088	100%	$65,031	100%	$58,950	100%
Cost of revenues	8,591	25%	7,351	22%	16,856	26%	13,277	23%
Research and development	6,876	20%	9,710	29%	13,993	22%	16,964	29%
Sales and marketing	11,460	33%	14,320	43%	23,097	36%	24,671	42%
General and administrative	8,924	26%	9,955	30%	18,574	29%	21,410	36%
Depreciation and amortization	2,064	6%	926	3%	4,094	6%	1,599	3%
Goodwill impairment	14,503	42%	—	—%	14,503	22%	—	—%
Operating loss	(17,872)	(52)%	(9,174)	(28)%	(26,086)	(40)%	(18,971)	(32)%
Finance income, net	(248)	(1)%	(13,306)	(40)%	(2,723)	(4)%	(15,617)	(26)%
(Loss) income before taxes	(17,624)	(51)%	4,132	12%	(23,363)	(36)%	(3,354)	(6)%
Taxes on income	1,335	4%	(168)	(1)%	4,159	6%	(205)	—%
Net (loss) income	$(18,959)	(55)%	$4,300	13%	$(27,522)	(42)%	$(3,149)	(5)%
Revenues
The growth and scaling of CTV was the key driver of Innovid’s revenue growth in the second quarter of 2023. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers.
Total revenue increased by $1.5 million, or 4%, from $33.1 million in the three months ended June 30, 2022 to $34.5 million in the three months ended June 30, 2023. The increase is attributed to the ad serving volume growth and the growth of the measurement offering. Cross-selling of the measurement solution to our core clients contributed to the overall increase in the measurement revenue.
Total revenue increased by $6.0 million, or 10%, from $59.0 million in the six months ended June 30, 2022 to $65.0 million in the six months ended June 30, 2023. Four months of TVS activity was included in our operations in the same period in 2022 due to the timing of the acquisition.
There was no meaningful impact of changes in average cost per impression on total revenue.
Cost of revenues (exclusive of depreciation, amortization and goodwill impairment shown below)

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$8,591	25%	$7,351	22%	$1,240	17%

Cost of revenue increased by $1.2 million, or 17%, from $7.4 million in the three months ended June 30, 2022, to $8.6 million in the three months ended June 30, 2023, primarily driven by a $1.8 million increase related to hosting and data costs associated with our integrated measurement solution. This was partially offset by a decrease in personnel related costs resulted from our operating efficiency measures including headcount reduction.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$16,856	26%	$13,277	23%	$3,579	27%
Cost of revenue increased by $3.6 million, or 27%, from $13.3 million in the six months ended June 30, 2022, to $16.9 million in the six months ended June 30, 2023, primarily driven by a $3.6 million increase in hosting and data costs associated with our measurement solution included in our operations following the TVS acquisition. This was partially offset by a decrease in personnel related costs resulted from our operating efficiency measures including headcount reduction.
Research and development (exclusive of depreciation, amortization and goodwill impairment shown below)

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$6,876	20%	$9,710	29%	$(2,834)	(29)%
Research and development expenses decreased by $(2.8) million, or (29)%, from $9.7 million in the three months ended June 30, 2022, to $6.9 million in the three months ended June 30, 2023, primarily driven by a decrease of $1.9 million in personnel costs, a decrease of $0.5 million in technology infrastructure and hosting fees, and a decrease of $0.4 million in consulting fees resulted from our operating efficiency measures including headcount reduction.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$13,993	22%	$16,964	29%	$(2,971)	(18)%

Research and development expenses decreased by $(3.0) million, or (18)%, from $17.0 million in the six months ended June 30, 2022, to $14.0 million in the six months ended June 30, 2023, primarily driven by a decrease of $1.9 million in personnel costs, a decrease of $0.6 million in technology infrastructure and hosting fees, and a decrease of $0.5 millions in consulting fees resulted from our operating efficiency measures including headcount reduction.
Sales and marketing (exclusive of depreciation, amortization and goodwill impairment shown below)

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$11,460	33%	$14,320	43%	$(2,860)	(20)%
Sales and marketing expenses decreased by $(2.9) million, or (20)%, from $14.3 million in the three months ended June 30, 2022, to $11.5 million in the three months ended June 30, 2023, primarily driven by a decrease in personnel costs of $1.9 million due to lower headcount. In addition, there was a $0.6 million decrease in marketing expenses and other cost efficiency.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$23,097	36%	$24,671	42%	$(1,574)	(6)%
Sales and marketing expenses decreased by $(1.6) million, or (6)%, from $24.7 million in the six months ended June 30, 2022, to $23.1 million in the six months ended June 30, 2023, primarily driven by a decrease in personnel costs of $0.5 million due to lower headcount. In addition, there was a decrease in marketing costs of $0.8 million and other cost efficiency.
General and administrative (exclusive of depreciation, amortization and goodwill impairment shown below)

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$8,924	26%	$9,955	30%	$(1,031)	(10)%
General and administrative expenses decreased by $(1.0) million, or (10)%, from $10.0 million in the three months ended June 30, 2022, to $8.9 million in the three months ended June 30, 2023, primarily driven by a decrease in professional fees of $1.3 million and legal fees of $0.5 million related to the TVS acquisition in the 2022 period. This was partially offset by an increase in executive bonuses of $0.7 million.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$18,574	29%	$21,410	36%	$(2,836)	(13)%
General and administrative expenses decreased by $(2.8) million, or (13)%, from $21.4 million in the six months ended June 30, 2022, to $18.6 million in the six months ended June 30, 2023, primarily driven by a decrease in professional fees of $3.4 million and a decrease of $1.8 million in legal fees both related to the TVS acquisition. In addition, there was a decrease of $1.1 million in Directors and Officers insurance expense during the period. This was partially offset by an increase in stock compensation of $1.8 million and an increase in executive bonuses and other personnel costs of $1.7 million.
Depreciation and amortization

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation and amortization	$2,064	6%	$926	3%	$1,138	123%
Depreciation and amortization expenses increased by $1.1 million, or 123%, from $0.9 million in the three months ended June 30, 2022, to $2.1 million in the three months ended June 30, 2023. The increase was mostly driven by $0.7 million amortization expense of internal-use software projects during the period.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation and amortization	$4,094	6%	$1,599	3%	$2,495	156%
Depreciation and amortization expenses increased by $2.5 million, or 156%, from $1.6 million in the six months ended June 30, 2022, to $4.1 million in the six months ended June 30, 2023. The increase was driven by additional amortization expense of $1.0 million for TVS intangible assets during the period as well as $1.5 million amortization expense of internal-use software projects.

Goodwill impairment

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Goodwill impairment	$14,503	42%	$—	—%	$14,503	100%
Goodwill impairment increased by $14.5 million, or 100%, from $0.0 million in the three months ended June 30, 2022, to $14.5 million in the three months ended June 30, 2023. The continued decline in the Company’s stock price during the second quarter of 2023 was viewed as a triggering event, which required an assessment for possible goodwill impairment as of June 30, 2023. We performed this assessment during the six months ended June 30, 2023 and determined that the fair value of the reporting unit exceed its carrying value during the three months ended June 30, 2023. The fair value was determined based on the market approach. As a result of this assessment, the Company recorded a goodwill impairment in the amount of $14.5 million.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Goodwill impairment	$14,503	22%	$—	—%	$14,503	100%
Goodwill impairment increased by $14.5 million, or 100%, from $0.0 million in the six months ended June 30, 2022, to $14.5 million in the six months ended June 30, 2023 for the reasons described above.
Finance income, net

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance income, net	$(248)	(1)%	$(13,306)	(40)%	$13,058	(98)%
Finance income decreased by $13.1 million, or (98)%, from $(13.3) million in the three months ended June 30, 2022, to $(0.2) million in the three months ended June 30, 2023. This was predominantly driven by a decrease of the fair value of our warrants. The fair value of the warrants is influenced by market volatility impacting Company’s share price which is an underlying input for the valuation.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance income, net	$(2,723)	(4)%	$(15,617)	(26)%	$12,894	(83)%
Finance income decreased by $12.9 million, or (83)%, from $(15.6) million in the six months ended June 30, 2022, to $(2.7) million in the six months ended June 30, 2023. This was predominantly driven by a decrease of the fair value of our warrants. The fair value of the warrants is influenced by market volatility impacting Company’s share price which is an underlying input for the valuation.
Taxes on income

	Three months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$1,335	4%	$(168)	(1)%	$1,503	(895)%

The Company’s effective tax rates were (7.6)% and (4.1)% for the three months ended June 30, 2023 and 2022, respectively.

	Six months ended June 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$4,159	6%	$(205)	—%	$4,364	(2129)%
Tax expense increased by $4.4 million from $(0.2) million in the six months ended June 30, 2022 to $4.2 million in the six months ended June 30, 2023. The Company’s effective tax rates were (17.8)% and 6.1% for the six months ended June 30, 2023 and 2022, respectively.
The increase in year-to-date tax expense primarily resulted from a shift in the Company’s foreign earnings, resulting in higher profitability and current tax expense, with no offsetting deferred tax benefit as a result of an overall valuation allowance.
In addition, certain temporary differences associated with the capitalization of research and development under IRC Section 174 and deductibility of stock compensation that would normally not impact the effective tax rate or overall tax expense, cause the US to generate current state tax expense with no corresponding deferred tax benefit. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on our effective rates for income taxes paid.
Lastly, the current tax expense is increased as compared to prior years, in both the foreign jurisdictions and the US, because of decreased net operating losses available due to prior year utilization.

Liquidity and Capital Resources
We have financed our operations, business acquisition and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the ION’s transaction, as well as borrowings under our credit facilities.
As of June 30, 2023, we had cash, cash equivalents and restricted cash of $43.8 million and net working capital, consisting of current assets less current liabilities, of $68.6 million. As of June 30, 2023, we had an accumulated deficit of $178.4 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the ION’s transaction.
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

Sources of Liquidity
Revolving Line of Credit
On August 4, 2022, two of our wholly owned subsidiaries, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15.0 million to $50.0 million (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate which is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The maturity date of the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, is June 30, 2025. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” are determined as the Company’s unrestricted cash plus accounts receivable, net, and is determined according to US GAAP. The Company is also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, if the Company does not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
As of June 30, 2023, we were in compliance with all covenants.
As of June 30, 2023 and December 31, 2022, the Company utilized $20.0 million of the $50.0 million credit line. In January 2023, the Company repaid $5.0 million under the credit line and $5.0 million was subsequently drawn in March 2023. In May 2023, the Company repaid $5.0 million under the credit line and $5.0 million was subsequently drawn in June 2023.
Interest expenses for the six months ended June 30, 2023, and 2022 were $0.8 million and $0.1 million, respectively. They were recorded in the “Finance income, net” in the condensed consolidated statements of operations.

Cash Flows
Six months ended June 30, 2023, compared to the six months ended June 30, 2022
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
Net cash provided by / (used in) operating activities	$948	$(15,901)
Net cash provided by / (used in) investing activities	4,247	(103,273)
Net cash provided by financing activities	614	6,451
Increase (decrease) in cash, cash equivalents and restricted cash	$5,809	$(112,723)
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
Cash provided by/(used in) operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as depreciation and amortization, goodwill impairment, stock-based compensation and change in fair value of warrants.

For the six month period ended June 30, 2023, net cash provided by operating activities was $0.9 million, attributable to net loss of $(27.5), adjusted for non-cash charges of $25.2 and $3.3 cash provided by changes in working capital. Our non-cash charges primarily consisted of goodwill impairment and stock based compensation.
For the six month period ended June 30, 2022, net cash used in operating activities was $(15.9) million, attributable to net loss of $(3.1), adjusted for non-cash charges of $(8.7) and $(4.0) use of cash from changes in working capital. Our non-cash charges primarily consisted of change in fair value warrants.
The changes in our working capital compared to the prior period in the amount of $7.3 million were a result of a decrease in trade receivables due to a shorter collection period. This decrease was partially off-set by an increase in prepaid expenses due to the timing of payments for some of our subscriptions. The changes in working capital were also related to an increase in accrued expense, other current liabilities and trade payables due to accrual and the timing of payments for personnel costs, prepaid software subscription fees and changes due to the acquisition of TVS.
Investing Activities
For the six month period ended June 30, 2023, $4.2 million of net cash was provided by investing activities compared to net cash used in investing activities of $103.3 million for the six month period ended June 30, 2022, was primarily driven by net cash consideration paid of $99.6 million to acquire TVS in 2022. Further, the decrease of $10.0 million in short-term deposit, which was terminated in March, 2023, increased cash provided by investing activity. This impact was offset by an increase of $2.1 million of investment in internal software development work.
Financing Activities
For the six month period ended June 30, 2023, $0.6 million of net cash was provided by financing activities compared to $6.5 million for the six month period ended June 30, 2022. This decrease in cash provided was primarily due to a drawdown of our credit facility of $9.0 million in the prior period, offset by a decrease in the amount of transaction costs of $3.2 million.

Contractual Obligations and Known Future Cash Requirements
Lease Commitments
We rent our facilities under operating lease agreements that expire on various dates, the latest of which is in 2025 excluding any options for renewal. The minimum rental payments under operating leases for rental of premises as of June 30, 2023 for the next five years totaled $2.7 million, which is comprised of $1.6 million and $1.1 million in the next 12 months and more than 12 months, respectively.
Pledges and Bank Guarantees
In connection with the 2022 A&R Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.6 million of pledged bank deposits as of June 30, 2023, related to office leases and credit cards. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our office lease agreements.
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen, Company (US) LLC against TVS alleging infringement of US Patent No.10,063,378. On June 1, 2022, TVS moved to transfer the case to the Southern District of New York. On February 24, 2023, the case was transferred to the Southern District of New York. On March 23, 2023, the parties jointly filed their proposed case management plan and scheduling order, which the Court entered and thereafter opened discovery. That order sets the close of fact discovery for October 23, 2023, and the close of expert discovery for January 23, 2024, but does not set a date for trial. On the same day, TV Squared filed a motion for judgment on the pleadings under Federal Rule 12(c) arguing invalidity of all asserted patent claims. Briefing concluded on April 24, 2023, and the motion remains pending. The plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of June 30, 2023, the Company did not record a loss contingency.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(18,959)	$4,300	$(27,522)	$(3,149)
Net (loss) income margin	(55)%	13%	(42)%	(5)%
Depreciation and amortization	2,064	926	4,094	1,599
Goodwill impairment	14,503	—	14,503	—
Stock-based compensation	5,334	4,138	9,958	5,730
Finance income, net (a)	(248)	(13,306)	(2,723)	(15,617)
Transaction related expenses (b)	—	164	—	392
Acquisition related expenses (c)	—	768	—	4,971
Retention bonus expenses (d)	148	1,000	445	1,000
Legal claims	342	435	656	435
Severance cost (e)	—	—	845	—
Other	23	83	272	175
Taxes on income	1,335	(168)	4,159	(205)
Adjusted EBITDA	$4,542	$(1,660)	$4,687	$(4,669)
Adjusted EBITDA margin	13.1%	(5.0)%	7.2%	(7.9)%
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
(e) Severance cost is related to the personnel reductions that occurred during the first quarter of 2023.

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
•they do not reflect goodwill impairment;
•they do not reflect severance costs;

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
Operational Metrics
In addition, Innovid’s management considers the number of core clients, annual core clients retention and annual core clients net revenue retention in evaluating the performance of the business. These metrics are reported annually. Prior to our acquisition of TVS in 2022, our definition of a core client included only advertisers that generated at least $100,000 revenue in a twelfth-months period. Following our acquisition of TVS, we have included publishers as core clients.

Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue Recognition
Most of the Company’s revenues are derived from providing Ad serving solutions to advertisers, media agencies and publishers. The services focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
The Company also provides measurement services to advertisers and agencies, streaming platforms and publishers. The measurement service provides analytics and the ability to track performance of advertising campaigns. The measurement service provides insights into the effectiveness of TV and digital advertising.
The Company also provides creative services for the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units.

The Company recognizes revenue when its customer obtains control of promised services in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from contracts with customers (“ASC 606”) and determines revenue recognition through the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when a performance obligation is satisfied.
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
The typical contract term is 12 months or less for ASC 606 purposes. Most of the Company’s contracts can be canceled without cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees, payroll accruals, accrued expenses and other current liabilities and current portion of long-term debts. Their historical carrying amounts represent the approximate fair value due to the short-term maturities of these instruments.
The Company’s investments in money market funds are classified as cash equivalents and measured at fair value. The Company measures its warrant liability at fair value.

The goodwill impairment recorded in the second quarter of 2023 was estimated using the Company's stock price, a Level 1 input, adjusted for an estimated control premium.
As of June 30, 2023, the Company’s warrant liability includes the Warrants, that were originally issued in connection with ION’s initial public offering, the “ION IPO,” which were transferred to the Company as part of the ION’s Transaction. The Company’s Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The Company has determined that the fair value of the Public Warrants and Transferred Private Warrants, at the balance sheet date is determined by the closing price of the Company’s warrants, and are within Level 1 of the fair value hierarchy.
The Transferred Private Warrants are no longer classified as Level 3 as of June 30, 2023.
Gains and losses from the remeasurement of the Public and Private Warrants’ liability is recognized in finance income, net in the condensed consolidated statements of operations.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. During the three month period and six months ended June 30, 2023 (unaudited), the Company tested its long-lived assets for recoverability and concluded that no impairment should be recognized.
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
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. During the three months ended June 30, 2023, the Company recorded Goodwill impairment in the amount of $14,503.
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

Capitalized software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to the purchase and development of internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and personnel-related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.
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
The Company regularly evaluates deferred tax assets for future realization and establishes a valuation allowance to the extent that a portion is not more likely than not to be realized. The Company considers whether it is more likely than not that the deferred tax assets will be realized, including existing cumulative losses in recent years, expectations of future taxable income, carryforward periods and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely on estimates.
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
On December 20, 2017, Congress passed the “US Tax Act.” The US Tax Act requires complex computations to be performed that were not previously required by US tax law, significant judgments to be made in interpretation of the provisions of the US Tax Act, significant estimates in calculations and the preparation and analysis of information not previously relevant or regularly produced. The US Tax Act provides that a person who is a US shareholder of any CFC is required to include its GILTI in gross income for the tax year in a manner generally similar to that for Subpart F inclusions. The term “global intangible low taxed income” is defined as the excess (if any) of the US shareholder’s net CFC tested income for that tax year, over the US shareholder’s net deemed tangible income return for that tax year. The Company’s policy is to treat GILTI as a period expense in the provision for income taxes.

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
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of June 30, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by The Nielsen, Company (US) LLC against TVS alleging infringement of US Patent No.10,063,378. On June 1, 2022, TVS moved to transfer the case to the Southern District of New York. On February 24, 2023, the case was transferred to the Southern District of New York. On March 23, 2023, the parties jointly filed their proposed case management plan and scheduling order, which the Court entered and thereafter opened discovery. That order sets the close of fact discovery for October 23, 2023, and the close of expert discovery for January 23, 2024, but does not set a date for trial. On the same day, TV Squared filed a motion for judgment on the pleadings under Federal Rule 12(c) arguing invalidity of all asserted patent claims. Briefing concluded on April 24, 2023, and the motion remains pending. The plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of June 30, 2023, the Company did not record a loss contingency.

Item 1A. Risk Factors
Except as described in Item 1A of Part II of our Form 10-Q filed for the quarterly period ended March 31 2023, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
N/A.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing date	Filed furnished herewith
2.1	Agreement and Plan of Merger, dated June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2, and Innovid.	8-K	001-40048	2.1	06/29/21
3.1	Certificate of Incorporation of Innovid.	10-K	001-40048	3.1	03/18/22
3.2	Bylaws of Innovid Corp.	8-K	001-40048	3.2	12/06/21
4.1	Specimen Common Stock Certificate of Innovid Corp.	8-K	001-40048	4.1	12/06/21
4.2	Specimen Warrant Certificate of Innovid Corp.	8-K	001-40048	4.2	12/06/21
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40048	4.1	02/18/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
10.1	Amended and Restated Non-Employee Director Compensation Program					*
10.2	Amended and Restated Loan and Security Agreement, by and among Silicon Valley Bank, and each of the Borrowers set forth therein, dated August 4, 2022	10-Q	001-40048	10.1	08/10/22
10.3	First Loan Modification Agreement, by and among Silicon Valley Bank, A Division of First-Citizens Bank & Trust Company, and each of the Borrowers set forth therein, dated August 2, 2023					*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVID CORP.

Date: August 8, 2023	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: August 8, 2023	By:	/s/ Tanya Andreev-Kaspin
Tanya Andreev-Kaspin
Chief Financial Officer