Form 10-Q
period 2023-09-30
Innovid Corp.
filed 2023-11-08
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 140,564,259 shares of common stock as of November 6, 2023.

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
• actual or potential impacts of international conflicts and humanitarian crises on global markets
• the impact of the COVID-19 pandemic;
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

Part I
Item 1. Financial Statements
INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except stock and per stock data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$47,680	$37,541
Short-term bank deposits	—	10,000
Trade receivables, net (allowance for credit losses of $270 and $65 at September 30, 2023, and December 31, 2022, respectively)	43,559	43,653
Prepaid expenses and other current assets	3,905	2,640
Total current assets	95,144	93,834
Long-term deposit	253	277
Long-term restricted deposits	387	430
Property and equipment, net	18,097	14,322
Goodwill	102,473	116,976
Intangible assets, net	26,529	29,918
Operating lease right of use asset	1,559	2,910
Other non-current assets	787	938
Total non-current assets	150,085	165,771
TOTAL ASSETS	$245,229	$259,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables	3,325	3,361
Employees and payroll accruals	11,935	10,165
Lease liabilities - current portion	1,325	2,186
Accrued expenses and other current liabilities	5,183	5,474
Total current liabilities	21,768	21,186
Long-term debt	20,000	20,000
Lease liabilities - non-current portion	814	1,636
Other non-current liabilities	9,113	6,554
Warrants liability	613	4,301
Total non-current liabilities	30,540	32,491
TOTAL LIABILITIES	52,308	53,677
COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
Common stock: $0.0001 par value - Authorized: 500,000,000 at September 30, 2023, and December 31, 2022; Issued and outstanding: 140,136,905 and 133,882,414 at September 30, 2023, and December 31, 2022, respectively	13	13
Additional paid-in capital	374,047	356,801
Accumulated deficit	(181,139)	(150,886)
Total stockholders’ equity	192,921	205,928
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,229	$259,605
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except stock and per stock data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$36,234	$34,469	$101,265	$93,419
Cost of revenues (1)	8,428	8,534	25,284	21,811
Research and development (1)	6,486	7,312	20,479	24,276
Sales and marketing (1)	11,175	13,726	34,272	38,397
General and administrative (1)	9,753	9,046	28,327	30,456
Depreciation, amortization and long-lived assets impairment	4,714	1,882	8,808	3,481
Goodwill impairment	—	—	14,503	—
Operating loss	(4,322)	(6,031)	(30,408)	(25,002)
Finance (income) expenses, net	(290)	4,962	(3,013)	(10,655)
Loss before taxes	(4,032)	(10,993)	(27,395)	(14,347)
Taxes on income	(1,301)	839	2,858	634
Net loss	(2,731)	(11,832)	(30,253)	(14,981)

Net loss attributable to common stockholders	$(2,731)	$(11,832)	$(30,253)	$(14,981)
Net income (loss) per stock attributable to common stockholders
Basic and diluted	$(0.02)	$(0.09)	$(0.22)	$(0.12)
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders
Basic and diluted	139,607,389	132,959,511	137,826,099	129,768,724
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation, amortization, long-lived assets and goodwill impairment presented separately.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except stock data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2021	119,017,380	$12	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	11,549,465	1	47,151	—	47,152
Stock-based compensation	—	—	1,496	—	1,496
Stock options exercised	1,521,927	—	462	—	462
Net loss	—	—	—	(7,449)	(7,449)
Balance as of March 31, 2022 (unaudited)	132,088,772	$13	$342,828	$(139,925)	$202,916
Stock-based compensation	—	—	4,628	—	4,628
Stock options exercised	322,943	—	174	—	174
Net income	—	—	—	4,300	4,300
Balance as of June 30, 2022 (unaudited)	132,411,715	$13	$347,630	$(135,625)	$212,018
Stock-based compensation	—	—	4,612	—	4,612
Stock options exercised and RSUs vested	1,080,799	—	181	—	181
Net loss	—	—	—	(11,832)	(11,832)
Balance as of September 30, 2022 (unaudited)	133,492,514	$13	$352,423	$(147,457)	$204,979

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount
Balance as of December 31, 2022	133,882,414	$13	$356,801	$(150,886)	$205,928
Stock-based compensation	—	—	4,897	—	4,897
Stock options exercised and RSUs vested	2,734,320	—	250	—	250
Net loss	—	—	—	(8,563)	(8,563)
Balance as of March 31, 2023 (unaudited)	136,616,734	$13	$361,948	$(159,449)	$202,512
Stock-based compensation	—	—	5,658	—	5,658
Stock options exercised and RSUs vested	2,120,370	—	364	—	364
Net loss	—	—	—	(18,959)	(18,959)
Balance as of June 30, 2023 (unaudited)	138,737,104	$13	$367,970	$(178,408)	$189,575
Stock-based compensation	—	—	5,919	—	$5,919
Stock options exercised and RSUs vested	1,399,801	—	158	—	$158
Net loss	—	—	—	(2,731)	$(2,731)
Balance as of September 30, 2023 (unaudited)	140,136,905	$13	$374,047	$(181,139)	$192,921
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except stock and per stock data)

	Nine Months Ended September 30
	2023	2022
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(30,253)	$(14,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and long-lived assets impairment	8,808	3,481
Goodwill impairment	14,503	—
Stock-based compensation	15,470	9,956
Change in fair value of warrants	(3,688)	(11,382)
Changes in operating assets and liabilities
Trade receivables, net	94	(1,294)
Prepaid expenses and other current assets	(1,167)	514
Operating lease right of use assets	1,351	1,332
Trade payables	(36)	(1,032)
Employees and payroll accruals	1,770	2,227
Operating lease liabilities	(1,683)	(1,782)
Accrued expenses and other current liabilities	2,268	2,872
Net cash provided by / (used in) operating activities	7,437	(10,089)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(99,568)
Internal use software capitalization	(7,795)	(6,975)
Purchase of property and equipment	(395)	(282)
Withdrawal of short-term bank deposits	10,000	—
Increase in deposits	77	38
Net cash provided by / (used in) investing activities	1,887	(106,787)
Cash flows from financing activities:
Proceeds from loans	20,000	9,000
Repayment of loans	(20,000)	—
Payment of SPAC merger transaction costs	—	(3,185)
Proceeds from exercise of options	772	817
Net cash provided by financing activities	772	6,632
Increase (decrease) in cash, cash equivalents, and restricted cash	10,096	(110,243)
Cash, cash equivalents, and restricted cash at the beginning of the period	37,971	157,158
Cash, cash equivalents, and restricted cash at the end of the period	$48,067	$46,915
Supplemental disclosure of cash flows activities:
(1) Cash paid during the period for:
Income taxes paid, net of tax refunds	$1,129	$727
Interest	$1,141	$371
(2) Non-cash transactions:
Business combination consideration paid in stock	$—	$47,152
Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets
Cash and cash equivalents	47,680	46,509
Long-term restricted deposits	387	406
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$48,067	$46,915
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization is presented within depreciation and amortization in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023 (unaudited), the Company capitalized $2,518 and $8,799, respectively, and during the three and nine months ended September 30, 2022 (unaudited), the Company capitalized $3,749 and $7,755, respectively, related to internal-use software cost.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. During the three and six months ended June 30, 2023 (unaudited), the Company tested its long-lived assets for recoverability and concluded that no impairment should be recognized. In September 2023, the Company identified an impairment indicator for its legacy measurement product. As a result of the impairment assessment the Company recorded an impairment in the amount of approximately $2,000 for the three months ended September 30, 2023.
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
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. During the three months ended June 30, 2023, the Company recorded goodwill impairment in the amount of $14,503. There were no goodwill impairment during the three months ended March 31, 2023 and September 30, 2023. Refer to Note 3 for further details.
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
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2023
	(Unaudited)
	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,749	$—	$—
Liabilities:
Warrants liability	$613	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,948	$—	$—
Certificates of deposit	—	20,000	—
Liabilities:
Warrants liability	$1,265	$—	$3,036

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The change in the fair value of the Level 3 warrant liability is summarized below:

	September 30,	December 31,	September 30,
	2023	2022	2022
	(Unaudited)		(Unaudited)
Beginning of the period	$3,036	$15,462	$15,462
Change in fair value	(2,330)	(12,426)	(9,390)
Transfer to level 1 *	(706)	—	—
End of the period	$—	$3,036	$6,072
*There was a transfer from level 3 to level 1 during the three months ended June 30, 2023. There was no further activity during the three months ended September 30, 2023.
As of September 30, 2023, the Company’s warrant liability includes the warrants (refer to Note 5), that were originally issued in connection with ION’s initial public offering, the “ION IPO,” which were transferred to the Company as part of the ION’s Transaction. The Company’s Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The Company has determined that the fair value of the Public Warrants and Transferred Private Warrants (refer to Note 5) Warrants, at the balance sheet date is determined by the closing price of the Company’s warrants, and are within Level 1 of the fair value hierarchy. The closing price of the Public Warrants and Transferred Private Warrants was $0.06 as of September 30, 2023. The price for Public Warrants was $0.40 as of December 31, 2022.
The Transferred Private Warrants are no longer classified as Level 3 as of September 30, 2023. Refer to Note 5, Warrants for further discussion.
Gains and losses from the remeasurement of the Public and Private Warrants’ liability is recognized in finance (income) expenses, net in the condensed consolidated statements of operations.
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
Most of the Company’s cash and cash equivalents are invested in deposits with major banks in the US. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
One of the Company’s customers accounted for more than 10% of the Company’s total revenues during the three and nine months ended September 30, 2023.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Customer A	16%	12%	16%	10%
Customer B	10%	13%	*)	*)
*) less than 10%
Revenue recognition
Most of the Company’s revenues are derived from digital ad solutions, where the Company provides an ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
InnovidXP, the Company’s cross-platform TV Ad measurement solution, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. The customers get insights into the effectiveness of their TV and digital advertising.
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
Revenues related to ad serving are recognized when impressions are delivered via the Company’s ad serving platform. The Company recognizes revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users.
Revenues related to Innovid XP solution are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues for this measurement subscription is recognized over the service period.
Revenues related to creative projects are recognized when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
The Company’s accounts receivable consist primarily of receivables related to products and services described above, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
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
Revenue from ad serving solutions via Innovid’s ad serving platform were 76.8% and 77.5% of the Company’s revenues for the three months ended September 30, 2023 (unaudited) and 2022 (unaudited), respectively and were 77.1% and 81.2% for the nine months ended September 30, 2023 (unaudited) and 2022 (unaudited). Revenue from measurement subscriptions were 23.2% and 22.5% for the three months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited), respectively and were 22.9% and 18.8% of the Company’s revenues for the nine months ended September 30, 2023 (unaudited) and 2022 (unaudited).
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Most of the Company’s incremental commission costs are commensurate. If commissions are not eligible for the practical expedient, the Company capitalizes these commissions. Capitalized commission costs were immaterial for the three and nine months ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited).
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

3. GOODWILL
The changes in the carrying amount of goodwill:

Goodwill	Total value
Balance as of January 1, 2023	$116,976
Goodwill impairment	(14,503)
Balance as of September 30, 2023	$102,473
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
As a result of this assessment, the Company recorded a goodwill impairment of $14,503 as of June 30, 2023. There was no goodwill impairment recorded during the three months ended September 30, 2023.

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
The Company has the following operating ROU assets and lease liabilities:

	September 30, 2023		December 31, 2022
	(Unaudited)
	ROU assets	Lease liabilities	ROU assets	Lease liabilities
Real Estate	$1,559	$2,139	$2,886	$3,801
Cars	—	—	24	21
Total operating leases	$1,559	$2,139	$2,910	$3,822
The following table summarizes the lease costs recognized in the interim condensed consolidated statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost	$458	$466	$1,379	$1,413
Short term lease cost	205	126	788	334
Variable lease cost	31	10	77	20
Total lease cost	$694	$602	$2,244	$1,767
As of September 30, 2023 (unaudited), the weighted-average remaining lease term and weighted-average discount rate for operating leases were 1.7 years and 1.9%, respectively.
The following table presents supplementary cash flow information regarding the Company's operating leases:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$1,541	$1,688
Right of use assets obtained in exchange for operating lease liabilities upon lease modification	$—	$610

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The following table summarizes the future payments of Innovid for its operating lease liabilities:

Nine months ended September 30, 2023
(Unaudited)
2023 Remaining	$601
2024	950
2025	616
Total undiscounted lease payments	$2,167
Less: Interest	(28)
Total lease liabilities	$2,139

5. WARRANTS
As of September 30, 2023, the Company had 3,162,500 Public Warrants and 7,060,000 Private Warrants outstanding. As of June 30, 2023, the majority of the Private Warrants (the “Transferred Private Warrants”) had been transferred from their initial holder to other transferees, making the Transferred Private Warrants terms now identical to the Public Warrants resulting in use of the same price for valuation purposes. The remaining private warrants were immaterial.
The Company’s Warrants’ fair value as of September 30, 2023 (unaudited), and December 31, 2022, was $613 and $4,301, respectively. Gains and losses related to the Company’s Warrants are recognized in “Finance (income) expenses, net.” See Note 9 for further details.

6. LONG-TERM DEBT
On August 4, 2022, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate which is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The Company paid non-refundable commitment fees of $40 and $75 at inception and first anniversary date. A modification fee of $20 was paid on the date of the 2023 Modification Agreement. In addition, a new anniversary fee of $75 related to 2023 Modification Agreement will be paid in 2024. The maturity date of the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, is June 30, 2025. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement.
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
Throughout the reporting period, the Company utilizes the credit line on an as needed basis. The amounts drawn and repaid range from $5,000 to $10,000. As of September 30, 2023 (unaudited), and December 31, 2022, the Company utilized $20,000 of the $50,000 credit line.
As of September 30, 2023 (unaudited), the Company is in compliance with all the covenants.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Prior to the 2023 Modification Agreement, the New Revolving Credit Facility bore interest at an annual rate which was the greater of (a) WSJ Prime Rate plus 0.75% or (b) 4.25%.

7. COMMITMENTS AND CONTINGENT LIABILITIES
Pledges and bank guarantees
1.In conjunction with the 2022 A&R Agreement (see Note 6, Long-term Debt), Innovid LLC pledged 65,000 common stocks of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $586 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.
Legal contingencies
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen, Company (US) LLC against TVS alleging infringement of US Patent No.10,063,378. On June 1, 2022, TVS moved to transfer the case to the Southern District of New York. On February 24, 2023, the case was transferred to the Southern District of New York. On March 23, 2023, the parties jointly filed their proposed case management plan and scheduling order, which the Court entered and thereafter opened discovery. That order set the close of fact discovery for October 23, 2023, and the close of expert discovery for January 23, 2024. On September 25, 2023 the Court issued an Amended Case Management Plan and Scheduling Order, postponing the date for close of fact discovery to February 23, 2024 and the date for close of expert discovery to May 23, 2024. Also on March 23, 2023, TV Squared filed a motion for judgment on the pleadings under Federal Rule 12(c) arguing invalidity of all asserted patent claims. Briefing concluded on April 24, 2023, and the motion remains pending. The claims construction hearing is scheduled for January10, 2024. No trial date has been set yet and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of September 30, 2023, the Company did not record a loss contingency.

8. STOCK-BASED COMPENSATION
Stock-based compensation expense is related to awards issued pursuant to the Legacy Innovid Stock Option Plan (“Legacy Plan”) and 2021 Innovid Corp. Incentive Plan (“2021 Plan”, together with Legacy Plan “Plans”)) and is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of goods sold	$522	$307	$1,398	$795
Research and development	1,249	1,039	3,652	2,438
Sales and marketing	1,657	1,391	4,926	3,500
General and administrative	2,177	1,546	5,587	3,095
Total	$5,605	$4,283	$15,563	$9,828
In connection with the awards granted to service providers and non-employee consultants, the Company’s expense is immaterial in the periods presented.
During the three and nine months ended September 30, 2023 (unaudited), the Company capitalized stock-based compensation expense of $314 and $1,004 of internal-use software costs, respectively.
During the three and nine months ended September 30, 2022 (unaudited), the Company capitalized stock-based compensation expense of $290 and $780, of internal-use software costs, respectively.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
Stock Options
Stock options may be granted to officers, directors, employees and non-employee consultants of the Company. Each option granted under the Plans expires no later than 10 years from the date of grant. The options vest usually over four years from commencement of employment or service start date. Any options forfeited or not exercised before expiration become available for future grants.
A summary of the employees’ stock option activity for the nine months ended September 30, 2023 (unaudited), is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	10,658,085	$1.15	6.85	$5,923
Granted	832,232	1.55
Forfeited	(259,568)	1.98
Expired	(204,417)	1.74
Exercised	(1,693,432)	0.44
Outstanding at end of period	9,332,900	$1.28	6.68	$3,735
Exercisable options at end of period	6,583,414	$1.05	6.16	$3,428
A summary of the consultants’ stock option activity for the nine months ended September 30, 2023 (unaudited), is as follows:

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of period	69,542	$0.47	4.21	$86
Outstanding at end of period	69,542	$0.47	3.47	$56
Exercisable options at end of period	67,033	$0.46	3.33	$55
As of September 30, 2023 (unaudited), the Company had approximately $3,079 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.78 years.
Restricted Stock Units
Restricted Stock Units (“RSUs”) may be granted to officers, directors, employees and non-employee consultants of the Company, and generally vest over a three year period.
A summary of the employees’ RSU activity under the 2021 Plan for the nine months ended September 30, 2023 (unaudited), is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	7,989,825	$5.60
Granted	12,368,971	1.28
Vested	(4,497,981)	4.87
Forfeited	(1,909,467)	3.89
Outstanding at end of period	13,951,348	$2.24

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
A summary of the consultants’ RSU activity under the 2021 Plan for the nine months ended September 30, 2023 (unaudited), is as follows:

	Number of share units	Weighted average grant date fair value
Outstanding at beginning of period	130,268	$6.60
Granted	107,343	1.18
Vested	(63,078)	6.60
Forfeited	(10,308)	5.89
Outstanding at end of period	164,225	$3.10
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.
As of September 30, 2023 (unaudited), $27,186 of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.1 years.

9. FINANCE (INCOME) EXPENSES, NET
The Company recognizes the gains and losses from the remeasurement of the warrants liability related to the Public Warrants and Transferred Private Warrants, as defined in Note 5, Warrants, in “Finance (income) expenses, net” in the condensed consolidated statements of operations. The unrealized (loss)/gain from changes in the fair value of the Company Warrants for the three months ended September 30, 2023 (unaudited) and 2022 (unaudited), were $410 and ($4,564), respectively. The unrealized changes in the fair value of the Company Warrants for the nine months ended September 30, 2023 (unaudited) and 2022 (unaudited), were $3,688 and $11,382, respectively.
The Company also recognized interest expenses in “Finance (income) expenses, net” in the condensed consolidated statements of operations. Interest expenses for the three months ended September 30, 2023 (unaudited) and 2022 (unaudited), were $360 and $234, respectively. Interest expenses for the nine months ended September 30, 2023 and 2022, were $1,142 and $371, respectively. Interest income for the three months ended September 30, 2023 (unaudited) and 2022 (unaudited), were $445 and $99, respectively. Interest income for the nine months ended September 30, 2023 and 2022, were $1,036 and $141, respectively.

10. INCOME TAX
The Company recorded a net benefit for incomes taxes of $(1,301) and a net provision of $839 for the three months ended September 30, 2023 (unaudited) and 2022 (unaudited), representing an effective tax rate of 32.3% and (7.6)% respectively. The decrease in quarter-to-date tax expense primarily resulted from the Company’s updated forecast.
The Company recorded a net provision of $2,858 and a net provision of $634 for the nine months ended September 30, 2023 and 2022, representing an effective tax of (10.4)% and (4.4)% respectively. The increase in year-to-date tax expense primarily results from the Company’s foreign earnings and large temporary differences in the US associated with the capitalization of research and development costs, resulting in larger current tax expense with no offsetting deferred tax benefit due to Company’s valuation allowance.
Further, the temporary differences associated with the capitalization of research and development under IRC Section 174 and deductibility of stock compensation will continue to cause the US to generate current state tax expense with no corresponding deferred tax benefit due to Company’s valuation allowance. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on our effective rates for income taxes paid.

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
Revenue by geographical location are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
US	$33,238	$31,579	$92,452	$84,531
Canada	531	390	1,385	880
APAC	723	1,013	2,271	2,969
EMEA	1,542	1,280	4,580	4,323
LATAM	200	207	577	716
Total revenues	$36,234	$34,469	$101,265	$93,419
The Company’s property and equipment, net and ROU assets by geographical location is as follows:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Israel	$2,260	$2,707
US	17,011	14,065
Rest of the World	385	460
Total	$19,656	$17,232

12. BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(2,731)	$(11,832)	$(30,253)	$(14,981)
Net loss attributable to common stockholders basic and diluted	$(2,731)	$(11,832)	$(30,253)	$(14,981)
Denominator:
Weighted-average number of stock used in computing net loss per stock attributable to common stockholders		`
Basic and diluted weighted average number of shares outstanding	139,607,389	132,959,511	137,826,099	129,768,724
Net loss per stock attributable to common stockholders
Basic and diluted	$(0.02)	$(0.09)	$(0.22)	$(0.12)

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except stock and per stock data)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and nine months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Unvested RSU outstanding	14,115,573	7,827,545
Options outstanding	9,402,442	11,241,174
Warrants outstanding	10,222,500	10,222,500

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

Company Overview
Innovid is an enterprise cloud software platform that provides critical technology infrastructure for the creation, delivery, and measurement of advertising across connected TV (CTV), mobile TV, and desktop TV environments. As of September 30, 2023, according to Kantar Media, over 50% of the top 200 TV advertisers by US advertising spend are utilizing our platform in their advertising delivery infrastructure. Our technology, purposely built for CTV, combined with our position as a media-agnostic provider, has allowed us to win top TV advertisers and grow market share; while the growth of CTV combined with our usage-based revenue model continues to contribute to our overall growth.
We serve advertisers across multiple verticals, including Anheuser-Busch InBev, Verizon, CVS, Kellogg's, Mercedes-Benz, Target, and Sanofi, and target the largest global TV advertisers globally, including in the US, Germany, UK, Mexico, Argentina, Colombia, Israel, Singapore, Japan, and Australia. During the third quarter of 2023, approximately 8% of Innovid's revenue was generated by our customers outside of the US. As part of our measurement solutions go-to-market strategy, we partner with the largest streaming platform providers in the world, including Disney, Hulu, ESPN, and NBCU. In addition, we work closely with agency holding companies such as WPP, Publicis Groupe, Omnicom Group Inc, Interpublic Group of Cos., and Dentsu Inc. Our clients span all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive, and technology.
Innovid's revenue growth closely correlates with the growth of CTV advertising. CTV accounted for 55% and 54% of all video impressions served by Innovid during the three months ending September 30, 2023, and September 30, 2022, respectively. During the three months ending September 30, 2023, this represented a year-over-year increase of 7% in CTV video impressions served by Innovid. Video impressions served by Innovid during the third quarters of 2023 and 2022 attributed to mobile were 35% and 33%, respectively, and for desktop TV were 10% and 13%, respectively. In the third quarter of 2023, video impressions volume increased by 8% for mobile TV and declined by 12% for desktop TV compared to the same period in the prior year.

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
Global Events
A number of our employees, including some senior employees and two of our directors are residents of Israel. As of today, the Company’s business operations have not been disrupted to any significant extent and the Company does not anticipate any material impact to operations going forward amidst the evolving conflict in Israel. All of our infrastructure and internal networks are cloud-based and located completely outside of Israel. Key systems and IT functions are distributed globally, and our customer care and sales teams are situated mainly in the US, the UK and Argentina. Our office in Israel is primarily a research and development facility and is one of three of our worldwide research and development facilities.

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

Global Markets
The majority of our clients are global advertisers and operate at a significant scale. Innovid serves customers globally through a delivery footprint including the US, APAC, EMEA, and LATAM. During the third quarter of 2023, approximately 8% of Innovid’s revenue was generated outside the US.
We continue to service international markets to meet the needs of our global customer base and to accelerate new customer acquisition in key geographies outside of the US. We believe our continuing ability to service international markets will impact our results of operations.

Components of Results of Operations
Revenues
We generate most of our revenues from digital ad solutions via our ad serving platform to advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing Innovid’s platform to serve advertising impressions to various digital publishers primarily across CTV, mobile TV, and desktop TV.
InnovidXP, our cross-platform TV Ad measurement solution, launched last year, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. We will continue to invest in advanced measurement capability and provide solutions to advertisers, streaming platforms and agencies as their needs evolve in the highly fragmented CTV ecosystem.
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

Results of Operations
Three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue	(in thousands)	% of Revenue
Revenues	$36,234	100%	$34,469	100%	$101,265	100%	$93,419	100%
Cost of revenues	8,428	23%	8,534	25%	25,284	25%	21,811	23%
Research and development	6,486	18%	7,312	21%	20,479	20%	24,276	26%
Sales and marketing	11,175	31%	13,726	40%	34,272	34%	38,397	41%
General and administrative	9,753	27%	9,046	26%	28,327	28%	30,456	33%
Depreciation, amortization and long-lived assets impairment	4,714	13%	1,882	5%	8,808	9%	3,481	4%
Goodwill impairment	—	—	—	—	14,503	14%	—	—
Operating loss	(4,322)	(12)%	(6,031)	(17)%	(30,408)	(30)%	(25,002)	(27)%
Finance (income) expenses, net	(290)	(1)%	4,962	14%	(3,013)	(3)%	(10,655)	(11)%
Loss before taxes	(4,032)	(11)%	(10,993)	(32)%	(27,395)	(27)%	(14,347)	(15)%
Taxes on income	(1,301)	(4)%	839	2%	2,858	3%	634	1%
Net loss	$(2,731)	(8)	$(11,832)	(34)%	$(30,253)	(30)%	$(14,981)	(16)%
Revenues
The growth and scaling of CTV was the key driver of Innovid’s revenue growth in the third quarter of 2023. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers.
Total revenue increased by $1.8 million, or 5%, from $34.5 million in the three months ended September 30, 2022 to $36.2 million in the three months ended September 30, 2023. The increase is attributed to the ad serving volume growth and the growth of the measurement solution. Cross-selling of the measurement solution to our core clients contributed to the overall increase in the measurement revenue.
Total revenue increased by $7.8 million, or 8%, from $93.4 million in the nine months ended September 30, 2022 to $101.3 million in the nine months ended September 30, 2023. Seven months of TVS activity was included in our operations in the same period in 2022 due to the timing of the acquisition.
There was no meaningful impact of changes in average cost per impression on total revenue.

Cost of revenues (exclusive of depreciation, amortization, long-lived assets and goodwill impairment shown below)

	Three months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$8,428	23%	$8,534	25%	$(106)	(1)%
Cost of revenue decreased by $(0.1) million, or (1)%, from $8.5 million in the three months ended September 30, 2022, to $8.4 million in the three months ended September 30, 2023, primarily driven by a decrease of $0.6 million in personnel related costs resulted from our operating efficiency measures including headcount reduction. This was partially offset by $0.5 million increase related to hosting and data costs associated with our measurement solution.

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Cost of revenues	$25,284	25%	$21,811	23%	$3,473	16%
Cost of revenue increased by $3.5 million, or 16%, from $21.8 million in the nine months ended September 30, 2022, to $25.3 million in the nine months ended September 30, 2023, primarily driven by a $4.0 million increase in hosting and data costs associated with our measurement solution included in our operations following the TVS acquisition. This was partially offset by a decrease in personnel related costs resulted from our operating efficiency measures including headcount reduction.
Research and development (exclusive of depreciation, amortization, long-lived assets and goodwill impairment shown below)

	Three months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$6,486	18%	$7,312	21%	$(826)	(11)%
Research and development expenses decreased by $(0.8) million, or (11)%, from $7.3 million in the three months ended September 30, 2022, to $6.5 million in the three months ended September 30, 2023, primarily driven by a decrease of $0.7 million in personnel costs resulted from our operating efficiency measures including headcount reduction.

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Research and development	$20,479	20%	$24,276	26%	$(3,797)	(16)%

Research and development expenses decreased by $(3.8) million, or (16)%, from $24.3 million in the nine months ended September 30, 2022, to $20.5 million in the nine months ended September 30, 2023, primarily driven by a decrease of $3.7 million in personnel costs, a decrease of $0.8 million in technology infrastructure and hosting fees, and a decrease of $0.6 millions in professional fees resulted from our operating efficiency measures including headcount reduction. This was partially offset by an increase in stock-based compensation of $1.3 million.

Sales and marketing (exclusive of depreciation, amortization, long-lived assets and goodwill impairment shown below)

	Three months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$11,175	31%	$13,726	40%	$(2,551)	(19)%
Sales and marketing expenses decreased by $(2.6) million, or (19)%, from $13.7 million in the three months ended September 30, 2022, to $11.2 million in the three months ended September 30, 2023, primarily driven by a decrease in personnel costs of $2.6 million due to lower headcount.

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Sales and marketing	$34,272	34%	$38,397	41%	$(4,125)	(11)%
Sales and marketing expenses decreased by $(4.1) million, or (11)%, from $38.4 million in the nine months ended September 30, 2022, to $34.3 million in the nine months ended September 30, 2023, primarily driven by a decrease in personnel costs of $4.1 million due to lower headcount. In addition, there was a decrease in marketing costs of $0.9 million and professional fees of $0.5 million. This was partially offset by an increase in stock-based compensation of $1.4 million.
General and administrative (exclusive of depreciation, amortization, long-lived assets and goodwill impairment shown below)

	Three months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$9,753	27%	$9,046	26%	$707	8%
General and administrative expenses increased by $0.7 million, or 8%, from $9.0 million in the three months ended September 30, 2022, to $9.8 million in the three months ended September 30, 2023, primarily mainly driven by an increase in stock-based compensation .

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
General and administrative	$28,327	28%	$30,456	33%	$(2,129)	(7)%
General and administrative expenses decreased by $(2.1) million, or (7)%, from $30.5 million in the nine months ended September 30, 2022, to $28.3 million in the nine months ended September 30, 2023, primarily driven by a decrease in professional fees of $3.0 million and a decrease of $1.9 million in legal fees both related to the TVS acquisition. In addition, there was a decrease of $1.6 million in Directors and Officers insurance expense during the period. This was partially offset by an increase in stock-based compensation of $2.5 million and an increase in executive bonuses and other personnel costs of $1.9 million.
Depreciation, amortization and long-lived assets impairment

	Three months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation, amortization and long-lived assets impairment	$4,714	13%	$1,882	5%	$2,832	150%

Depreciation, amortization and long-lived assets impairment expenses increased by $2.8 million, or 150%, from $1.9 million in the three months ended September 30, 2022, to $4.7 million in the three months ended September 30, 2023. The increase was mostly driven by an impairment of approximately $2.0 million related to our legacy measurement product. In addition, there were $0.5 million amortization expense of internal-use software projects during the period and additional $0.2 million amortization expense for TVS intangible assets during the period. This was partially offset by $0.5 million of impairment charges related to the abandonment of certain projects related to our internal-use software projects.

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Depreciation, amortization and long-lived assets impairment	$8,808	9%	$3,481	4%	$5,327	153%
Depreciation, amortization and long-lived assets impairment expenses increased by $5.3 million, or 153%, from $3.5 million in the nine months ended September 30, 2022, to $8.8 million in the nine months ended September 30, 2023. The increase was driven by an impairment of approximately $2.0 million related to our legacy measurement product and additional amortization expense of $1.3 million for TVS intangible assets during the period as well as $1.9 million amortization expenses of internal-use software projects. This was offset by $0.5 million of impairment charges related to the abandonment of certain projects related to our internal software development in 2022.
Goodwill impairment

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Goodwill impairment	$14,503	14%	$—	—%	$14,503	100%
Goodwill impairment increased by $14.5 million, or 100%, from $0.0 million in the nine months ended September 30, 2022, to $14.5 million in the nine months ended September 30, 2023. The continued decline in the Company’s stock price during the second quarter of 2023 was viewed as a triggering event, which required an assessment for possible goodwill impairment as of June 30, 2023. We performed this assessment during the six months ended June 30, 2023 and determined that the fair value of the reporting unit did not exceed its carrying value during the three months ended June 30, 2023. The fair value was determined based on the market approach. As a result of this assessment, the Company recorded a goodwill impairment in the amount of $14.5 million as of June 30, 2023. There were no further goodwill impairment recorded in the third quarter of 2023.
Finance (income) expenses, net

	Three months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance (income) expenses, net	$(290)	(1)%	$4,962	14%	$(5,252)	(106)%
Finance (income) expenses changed by $5.3 million, or (106)%, from $5.0 million of finance expenses in the three months ended September 30, 2022, to $(0.3) million finance income in the three months ended September 30, 2023. This was predominantly driven by a decrease of the fair value of our warrants. The fair value of the warrants is influenced by market volatility impacting Company’s warrants price which is an underlying input for the valuation.

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Finance income, net	$(3,013)	(3)%	$(10,655)	(11)%	$7,642	(72)%
Finance income decreased by $7.6 million, or (72)%, from $(10.7) million in the nine months ended September 30, 2022, to $(3.0) million in the nine months ended September 30, 2023. This was predominantly driven by changes in the fair value of our warrants.

Taxes on income

	Three months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$(1,301)	(4)%	$839	2%	$(2,140)	(255)%

The Company recorded a net benefit for incomes taxes of $(1,301) and a net provision of $839 for the three months ended September 30, 2023 (unaudited) and 2022 (unaudited), representing an effective tax rate of 32.3% and (7.6)% respectively. The decrease in quarter-to-date tax expense primarily resulted from the Company’s updated forecast.

	Nine months ended September 30,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Taxes on income	$2,858	3%	$634	1%	$2,224	351%
The Company recorded a net provision of $2,858 and a net provision of $634 for the nine months ended September 30, 2023 and 2022, representing an effective tax of (10.4)% and (4.4)% respectively. The increase in year-to-date tax expense primarily results from the Company’s foreign earnings and large temporary differences in the US associated with the capitalization of research and development costs, resulting in larger current tax expense with no offsetting deferred tax benefit due to Company’s valuation allowance.
Further, the temporary differences associated with the capitalization of research and development under IRC Section 174 and deductibility of stock compensation will continue to cause the US to generate current state tax expense with no corresponding deferred tax benefit due to Company’s valuation allowance. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on our effective rates for income taxes paid.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the ION’s transaction, as well as borrowings under our credit facilities.
As of September 30, 2023, we had cash, cash equivalents and restricted cash of $48.1 million and net working capital, consisting of current assets less current liabilities, of $73.4 million. As of September 30, 2023, we had an accumulated deficit of $181.1 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the ION’s transaction.
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
As of September 30, 2023, we were in compliance with all covenants.
Throughout the reporting period, we utilize the credit line on an as needed basis. The amounts drawn and repaid range from $5.0 million to $10.0 million. As of September 30, 2023 and December 31, 2022, the Company utilized $20.0 million of the $50.0 million credit line.
Interest expenses for the nine months ended September 30, 2023, and 2022 were $1.1 million and $0.4 million, respectively. They were recorded in the “Finance (income) expenses, net” in the condensed consolidated statements of operations.

Cash Flows
Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
Net cash provided by / (used in) operating activities	$7,437	$(10,089)
Net cash provided by / (used in) investing activities	1,887	(106,787)
Net cash provided by financing activities	772	6,632
Increase (decrease) in cash, cash equivalents and restricted cash	$10,096	$(110,243)
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
Cash provided by/(used in) operating activities is calculated by adjusting our net loss for changes in working capital, as well as by excluding non-cash items such as depreciation, amortization, long-lived assets impairment, goodwill impairment, stock-based compensation and change in fair value of warrants.

For the nine month period ended September 30, 2023, net cash provided by operating activities was $7.4 million, attributable to net loss of $(30.3), adjusted for non-cash charges of $35.1 and $2.6 cash provided by changes in working capital. Our non-cash charges primarily consisted of goodwill impairment and stock based compensation.
For the nine month period ended September 30, 2022, net cash used in operating activities was $(10.1) million, attributable to net loss of $(15.0), adjusted for non-cash charges of $2.1 and $2.8 use of cash from changes in working capital. Our non-cash charges primarily consisted of change in fair value warrants.
The changes in our working capital compared to the prior period in the amount of $(0.2) million were a result of an increase in prepaid expenses due to the timing of payments for some of our subscriptions, offset by reduction of trades receivable. The changes in working capital were also related to an decrease in accrued expense and other current liabilities due to accrual and the timing of payments for personnel costs, prepaid software subscription fees and changes due to the acquisition of TVS.
Investing Activities
For the nine month period ended September 30, 2023, $1.9 million of net cash was provided by investing activities compared to net cash used in investing activities of $106.8 million for the nine month period ended September 30, 2022. This was primarily driven by net cash consideration paid of $99.6 million to acquire TVS in 2022. Further, the decrease of $10.0 million in short-term deposit, which was terminated in March, 2023, increased cash provided by investing activity. This impact was offset by an increase of $0.8 million of investment in internal software development work.
Financing Activities
For the nine month period ended September 30, 2023, $0.8 million of net cash was provided by financing activities compared to $6.6 million for the nine month period ended September 30, 2022. This decrease in cash provided was primarily due to a drawdown of our credit facility of $9.0 million in the prior period, offset the amount of transaction costs of $3.2 million.
Free Cash Flow (non-GAAP measure)
The following table reconciles Free cash flow, which is a non-GAAP measures, to net cash provided by operating activities:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$6,489	$5,812	$7,437	$(10,089)
Capital expenditures	(2,410)	(3,520)	(8,190)	(7,257)
Free cash flow	$4,079	$2,292	$(753)	$(17,346)

Contractual Obligations and Known Future Cash Requirements
Lease Commitments
We rent our facilities under operating lease agreements that expire on various dates, the latest of which is in 2025 excluding any options for renewal. The minimum rental payments under operating leases for rental of premises as of September 30, 2023 for the next five years totaled to $2.1 million, which is comprised of $1.3 million and $0.8 million in the next 12 months and more than 12 months, respectively.
Pledges and Bank Guarantees
In connection with the 2022 A&R Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.7 million of pledged bank deposits as of September 30, 2023, related to office leases and credit cards. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our office lease agreements.

On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen, Company (US) LLC against TVS alleging infringement of US Patent No.10,063,378. On June 1, 2022, TVS moved to transfer the case to the Southern District of New York. On February 24, 2023, the case was transferred to the Southern District of New York. On March 23, 2023, the parties jointly filed their proposed case management plan and scheduling order, which the Court entered and thereafter opened discovery. That order set the close of fact discovery for October 23, 2023, and the close of expert discovery for January 23, 2024. On September 25, 2023 the Court issued an Amended Case Management Plan and Scheduling Order, postponing the date for close of fact discovery to February 23, 2024 and the date for close of expert discovery to May 23, 2024. Also on March 23, 2023 , TV Squared filed a motion for judgment on the pleadings under Federal Rule 12(c) arguing invalidity of all asserted patent claims. Briefing concluded on April 24, 2023, and the motion remains pending. The claims construction hearing is scheduled for January10, 2024. No trial date has been set yet and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of September 30, 2023, the Company did not record a loss contingency.

Key Metrics and Non-GAAP Financial Measures
In addition to our results determined in accordance with US GAAP, we believe that certain non-GAAP financial measures, including Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA Margin and Free Cash Flow are useful in evaluating our business. The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to the most directly comparable financial measure prepared in accordance with GAAP.
Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(2,731)	$(11,832)	$(30,253)	$(14,981)
Net loss margin	(8)%	(34)%	(30)%	(16)%
Depreciation, amortization and long-lived assets impairment	4,714	1,882	8,808	3,481
Goodwill impairment	—	—	14,503	—
Stock-based compensation	5,605	4,322	15,563	10,052
Finance (income) expenses, net (a)	(290)	4,962	(3,013)	(10,655)
Transaction related expenses (b)	—	—	—	392
Acquisition related expenses (c)	—	—	—	4,971
Retention bonus expenses (d)	119	1,290	564	2,290
Legal claims	420	664	1,076	1,099
Severance cost (e)	—	—	845	—
Other	(80)	739	192	915
Taxes on income	(1,301)	839	2,858	634
Adjusted EBITDA	$6,456	$2,866	$11,143	$(1,802)
Adjusted EBITDA margin	17.8%	8.3%	11.0%	(1.9)%
(a) Finance (income) expenses, net consists mostly of remeasurement related to revaluation of our warrants, remeasurement of our foreign subsidiary’s monetary assets, liabilities and operating results, and our interest expense.
(b) Transaction related expenses consist of cost related to the SPAC merger transaction.
(c) Acquisition related expenses consists of professional fees associated with the acquisition of TVS.
(d) Retention bonus expenses consists of retention bonuses for TVS employees.
(e) Severance cost is related to the personnel reductions that occurred during the first quarter of 2023.

We use Adjusted EBITDA, Adjusted EBITDA margin and Free Cash Flow as measures of operational efficiency to understand and evaluate our core business operations and are utilized in our own operational and financial decision-making. We believe that these non-GAAP financial measures are also useful to investors for period-to-period comparisons of our core business as well as comparisons to peers as similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to evaluate businesses in our industry. Additionally, these figures provide an understanding and evaluation of our trends when comparing our operating results, on a consistent basis, by excluding items that we do not believe are indicative of our core operating performance. However, these non-GAAP financial measures should not take the place of GAAP financial measures in evaluating our business.
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
We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less capital expenditures. For further discussion on free cash flow, including a reconciliation to cash flows provided by operating activities, refer to Liquidity and Capital Resources section of this document.
Other companies in our industry may calculate the above described non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP financial measures only supplementally.
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

Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue Recognition
Most of the Company’s revenues are derived from digital ad solutions, where the Company provides an ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
InnovidXP, the Company’s cross-platform for TV ad measurement solution, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. The customers get insights into the effectiveness of their TV and digital advertising.
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
Revenues related to ad serving are recognized when impressions are delivered via the Company’s ad serving platform. The Company recognizes revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users.
Revenues related to Innovid XP solution are recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues for this measurement subscription is recognized over the service period.
Revenues related to creative projects are recognized when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
The Company’s accounts receivable consist primarily of receivables related to products and services described above, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
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
As of September 30, 2023, the Company’s warrant liability includes the Warrants, that were originally issued in connection with ION’s initial public offering, the “ION IPO,” which were transferred to the Company as part of the ION’s Transaction. The Company’s Warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement the valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The Company has determined that the fair value of the Public Warrants and Transferred Private Warrants, at the balance sheet date is determined by the closing price of the Company’s warrants, and are within Level 1 of the fair value hierarchy.
The Transferred Private Warrants are no longer classified as Level 3 as of September 30, 2023.
Gains and losses from the remeasurement of the Public and Private Warrants’ liability is recognized in finance (income) loss, net in the condensed consolidated statements of operations.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. During the three and six months ended June 30, 2023 (unaudited), the Company tested its long-lived assets for recoverability and concluded that no impairment should be recognized. In September 2023, the Company identified an impairment indicator for its legacy measurement product. As a result of the impairment assessment the Company recorded an impairment in the amount of approximately $2.0 million for the three months ended September 30, 2023.
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
ASC 350, Intangibles—Goodwill and other (“ASC 350”) requires goodwill to be tested for impairment at least annually and, in certain circumstances, between annual tests. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit's fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. During the three months ended June 30, 2023, the Company recorded goodwill impairment in the amount of $14.5 million. There were no goodwill impairment during the three months ended March 31, 2023 and September 30, 2023.
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

Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by The Nielsen, Company (US) LLC against TVS alleging infringement of US Patent No.10,063,378. On June 1, 2022, TVS moved to transfer the case to the Southern District of New York. On February 24, 2023, the case was transferred to the Southern District of New York. On March 23, 2023, the parties jointly filed their proposed case management plan and scheduling order, which the Court entered and thereafter opened discovery. That order set the close of fact discovery for October 23, 2023, and the close of expert discovery for January 23, 2024. On September 25, 2023 the Court issued an Amended Case Management Plan and Scheduling Order, postponing the date for close of fact discovery to February 23, 2024 and the date for close of expert discovery to May 23, 2024. Also on March 23, 2023, TV Squared filed a motion for judgment on the pleadings under Federal Rule 12(c) arguing invalidity of all asserted patent claims. Briefing concluded on April 24, 2023, and the motion remains pending. The claims construction hearing is scheduled for January10, 2024. No trial date has been set yet and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of September 30, 2023, the Company did not record a loss contingency.

Item 1A. Risk Factors
Except as described in Item 1A of Part II of our Form 10-Q filed for the quarterly period ended March 31 2023, there have been no material changes to our risk factors as previously disclosed in Item 1A of Part I of our 2022 Annual Report on Form 10-K except as follows:
Armed conflicts around the world, such as those in Ukraine and Israel, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the hostilities to directly have a material and adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks we have identified in this report may be exacerbated. A number of our officers, directors and employees are residents of Israel, and because of this our business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel where we have certain research and development operations primarily related to our ad serving product. Depending on the length and extent of the conflict in Israel, there could be impacts to certain research and development timelines.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
N/A.
Item 5. Other Information
N/A.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing date	Filed furnished herewith
2.1	Agreement and Plan of Merger, dated June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2, and Innovid.	8-K	001-40048	2.1	06/29/21
3.1	Certificate of Incorporation of Innovid.	10-K	001-40048	3.1	03/18/22
3.2	Bylaws of Innovid Corp.	8-K	001-40048	3.2	12/06/21
4.1	Specimen Common Stock Certificate of Innovid Corp.	8-K	001-40048	4.1	12/06/21
4.2	Specimen Warrant Certificate of Innovid Corp.	8-K	001-40048	4.2	12/06/21
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-40048	4.1	02/18/21
10.1	Employment Agreement between the Company and Zvika Netter, dated July 2, 2023.	8-K	001-40048	10.1	07/06/23
10.2	Amended and Restated Loan and Security Agreement, by and among Silicon Valley Bank, and each of the Borrowers set forth therein, dated August 4, 2022	10-Q	001-40048	10.2	08/10/22
10.3	First Loan Modification Agreement, by and among Silicon Valley Bank, A Division of First-Citizens Bank & Trust Company, and each of the Borrowers set forth therein, dated August 2, 2023	10-Q	001-40048	10.3	08/08/23
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVID CORP.

Date: November 8, 2023	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: November 8, 2023	By:	/s/ Anthony Callini
Anthony Callini
Chief Financial Officer