Form 10-K
period 2023-12-31
Innovid Corp.
filed 2024-02-29
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of Innovid Corp. on June 30, 2023, based on the closing price of $1.09 for shares of common stock, was approximately $116.0 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The registrant had outstanding 141,823,352 shares of common stock as of February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
• actual or potential impacts of international conflicts and humanitarian crises on global markets;• the continued acceptance of digital advertising by consumers and the impact of opt-in, opt-out or ad-blocking technologies;
• Innovid’s ability to scale its platform and infrastructure to support anticipated growth and transaction volume;
• the impact of increasing competition in the digital advertising space, including with competitors who have significantly more resources;
• other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth under the section titled “Risk Factors.”
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

SUMMARY OF THE RISK FACTORS
Innovid’s business is subject to numerous risks and uncertainties, including those highlighted in the section titled Item 1A. Risk Factors below, that represent challenges that Innovid faces in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:
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
• Innovid’s international operations and expansion expose it to several risks. In particular, conditions in Israel, including the recent attack by Hamas from the Gaza Strip and Israel’s war against it, could materially and adversely affect Innovid’s business.
• Changes in tax laws or tax rulings could materially affect Innovid’s effective tax rates, financial position and results of operations;
• Innovid experiences fluctuations in its results of operations due to a number of factors, which make Innovid’s future results difficult to predict and could cause its operating results to fall below expectations or guidance;
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

Part I
Item 1. Business
About Innovid
Innovid is a leading enterprise software platform for the creation, delivery, measurement, and optimization of advertising across connected TV (“CTV”), linear TV, mobile, and desktop environments. We provide critical technology infrastructure for many of the world’s largest brands, agencies, and publishers, and empower them to create ad-supported TV experiences people love. Our vision—that television should be open for everyone, and controlled by no one—is at the heart of how we operate our business as an independent platform, and as a strategic, trusted partner for our clients.
The approximately $200B TV advertising industry is evolving, with consumers rapidly shifting their TV viewing from linear TV to ad-supported CTV streaming platforms. As a result, brands and agencies are recognizing the need to make CTV a strategic focus. We believe there is significant upside as buying behaviors change and CTV spend catches up to where consumers are spending their time. Contributing to this rapid shift has been the increase in live sports content available on streaming platforms, as well as the growth of ad-supported CTV models, such as Netflix, Disney, Apple TV, and the newest entrant, Amazon Prime.
Innovid’s cloud-based enterprise technology platform is purpose-built for CTV, with a comprehensive view of the full advertising ecosystem, including linear TV, mobile, and desktop channels. Our platform tightly integrates with the highly fragmented advertising technology and media ecosystem, and includes three key solutions: Ad Serving, Creative Personalization, and Measurement. Every day, we deliver approximately 1.3 billion Media Ratings Council (“MRC”)-accredited ad impressions, which gives us an unparalleled CTV data set. We leverage this data to power all of our solutions, and it serves as the foundation for our Artificial Intelligence (AI) implementation and optimization strategies, which we are using to drive future growth. Innovid is an independent platform. We do not buy or sell media, nor do we operate our own media channel. As such, we are free of potential buying conflicts and remain focused on providing critical technology infrastructure for our customers.
We count many of the world’s largest brand advertisers as customers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and more. As of December 31, 2023, over 50% of the top 200 large advertisers by TV US advertising spend, according to MediaRadar, leveraged our platform. We are also trusted partners to the largest streaming platform providers in the world, including Disney, Hulu, ESPN, NBCU, and Paramount, and we work closely with top advertising agencies and agency holding companies such as WPP, Publicis Groupe, Omnicom Group, Interpublic Group of Cos., Dentsu Inc., Havas Group, Horizon Media, and The Stagwell Group. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. Innovid serves customers globally across over 50 countries, with most of our customers located in the United States.
Innovid’s revenue has grown alongside the growth of advertising on streaming platforms, specifically CTV advertising. We believe our open platform and position as a strategic platform partner has allowed us to grow our customer base with many of the largest, most well-known global brands. Further, our usage-based revenue model is based at a fixed price per volume. As brands increase their CTV spend in the coming years and their volume grows, we have the opportunity to realize continued growth within those accounts. CTV accounted for 53%, 51% and 46% of all video impressions served by Innovid during the years ended December 31, 2023, 2022 and 2021, respectively. An impression is the metric used to quantify the number of views of an advertisement. We have long-term relationships with many of our brand customers, with an average relationship of over six years for our top 100 customers. In the last few years, we have increasingly included minimum commitments as part of our customer deals, which marks a continued shift toward predictable, recurring revenue. We also have ongoing contractual agreements with the top advertising agency holding companies and major advertising agencies, who serve as valued partners in serving the needs of the brand customer, as well as publishers such as Disney+ and Hulu who ultimately stream the advertisements to consumers on their platforms.
Most of our revenue is derived from our Ad Serving Solutions, where ads are delivered through the Innovid ad serving platform to various digital publishers across CTV, mobile, desktop, and other channels. Our Measurement Solution, InnovidXP, measures the efficiency and effectiveness of CTV advertising and our instant optimization capabilities enable in-flight optimizations for television advertisers. Our Creative Personalization Solutions provide creative services for the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to video advertising assets. Our solutions enable advertisers to generate millions of personalized ad versions from a single asset.

Our History
Innovid was founded in 2007 with the dream of bringing innovation to digital video. Innovation in video is in our name and lies at the heart of who we are as a company. We filed the world’s very first patent to insert interactive objects into video and soon after, we introduced video ad serving to the market. As the global CTV market evolved, and the benefits of having creative, ad serving, and measurement capabilities on one platform became clear, we evolved to meet the needs of the world’s largest brands and to maintain our leadership position as the company best-suited to power the future of TV advertising. Some key milestones on our journey include:
2007: Founded in Israel by Zvika Netter, Tal Chalozin, and Zack Zigdon.
2008: Patented the ability to insert interactive objects into video content. Collaborated with IAB to define and launch VAST standards.
2009: Collaborated with the IAB to define and launch VPAID standards.
2012: Built and launched one of the first video ad serving platforms built specifically for CTV.
2013: Created first cross-screen interactive ad unit to provide a consistent creative experience across all screens and devices: CTV, online, mobile.
2015: Created one of the first interactive CTV experiences. First-to-market with a CTV SDK. Innovid technology included in Roku's SDK, opening the potential for personalized, targeted, interactive video ads to run across Roku's thousands of channels.
2018: First company to receive an MRC accreditation for OTT Ad Impression Measurement. Launched CTV Creative Composer, which provides users with an easy and efficient way to develop advanced creative experiences for CTV.
2019: Acquired Herolens, a leading creative management platform in Latin America, which expanded our capabilities to include display alongside our award-winning TV, video, and social ad formats. Accelerated evolution from video ad server to primary ad server for customers, and established our physical presence in Buenos Aires, Argentina. Launched the first LIVE personalized and interactive ad to run during the Super Bowl, in partnership with CBS Interactive and Kellogg’s Pringles. First to leverage Roku ACR data to measure across linear and CTV.
2020: Launched enhanced Innovid insights measurement solution. Chosen by NBC to support the 2020 Summer Olympics.
2021: Became a public company on the New York Stock Exchange (NYSE: CTV).
2022: Acquired TVSquared to enhance our measurement capabilities. This expedited our ability to expand into the measurement of linear TV - giving Innovid a cohesive, omni-channel view. CTV crossed 50% of total video impressions served on our platform.
2023: Launched Instant Optimization solution using InnovidXP measurement data to optimize ad creatives in real-time. Partnered with NBCUniversal to measure outcomes for local advertisers across CTV and linear. Partnered with Infillion to scale reach & streamline workflow for interactive CTV ads. Surpassed 400B impressions served / year.
Our Industry
We believe that Innovid’s business benefits from being a part of the approximately $200 billion TV advertising industry that is going through a generational shift from legacy linear television to digital platforms, most notably connected television. As consumers rapidly shift their viewing habits to streaming TV, marketers and agencies are recognizing the need to make CTV a strategic focus. We believe that our business benefits from many of the most significant trends in converged TV advertising and that our solutions are positioned optimally to help our customers navigate this transition.
Advertisers see the opportunity of CTV and are investing in it.
•Consumers Are “Cutting the Cord” and Adopting Streaming Services with Advertisers Quickly Following Suit. US CTV user penetration is expected to be over 80% for consumers aged 25 to 54 beginning in 2024, according to eMarketer’s September 2023 forecast. Viewership on streaming devices is expanding in the United States. In August 2023, Nielsen reported that traditional viewing across broadcast and cable in the U.S. dropped below 50% for the first time. We believe there is significant upside as buying behaviors change and CTV spend catches up to where consumers are spending their time.

•Rise of Advertising-Supported Content. Large streaming services have increasingly adopted ad-supported subscription tiers in addition to ad-free models . For example, streaming services such as Netflix and Disney+ adopted this hybrid approach, entering a market that included Hulu, HBO Max, Paramount+ and Peacock. Newest to the AVOD market are AppleTV and Amazon Prime. According to S&P Global Market Intelligence, 7 in 10 Peacock and Hulu users are on ad-supported plans, and a recent Kantar survey estimates about a quarter of existing subscribers would opt for the ad-supported tier of Disney+. As more streaming services adopt ads, this will increase the amount of available advertising inventory in the marketplace, and provide more opportunity for Innovid to create, deliver, and measure ads in those channels.
•Digitalization of TV Advertising. The advertising industry continues to see traditional mediums such as linear TV, radio, and out-of-home (“OOH”) transition to digital channels and platforms. This has created a new environment where the operational silos that existed historically between linear and digital have been removed with new open software and technology platforms enabling this evolution. In particular, according to the multinational ad agency Dentsu Inc., TV advertising is gravitating toward CTV due to its ability to provide the reach, addressability, interactivity, and measurability most commonly associated with digital media.
•Live Sports Transition to Streaming. The shift of live sports to streaming platforms is accelerating the transition to a digital TV future. In 2023 alone, large portions of NFL inventory could be viewed outside traditional TV, with games simulcast on Peacock, Paramount+, ESPN+, and Amazon Prime. NBCUniversal's Peacock became the first-ever platform to exclusively livestream an NFL playoff game in January 2024, which made history as the most streamed event in the U.S. , reaching nearly 28 million viewers. Additionally, in February 2024, the Superbowl was live streamed on Paramount+ for the first time, representing a significant shift in how one of the world’s largest viewing events was distributed. We worked with Paramount+ to enable first-to-market ad experiences in a live streamed sports event, where viewers could interact with advertisements real time. Most recently in February 2024, ESPN, Fox, and Warner Brothers Discovery announced their intention to launch a joint sports streaming service later in the year, signifying that live sports will continue to shift to streaming platforms. We believe this will further accelerate the increase in CTV viewership and advertiser spend in CTV channels.
But advertisers are challenged to be able to unify and optimize across linear TV, CTV and digital video.
•Fragmentation is increasing. As of December 2023, there were more than 200 streaming services in the market, according to Gazette, presenting a significant challenge for advertisers trying to reach a large audience at scale. The growing ecosystem of disparate partners has fueled increased demand for open and independent technology platforms that are able to connect and simplify workflows across the various closed ecosystems, or walled gardens, that restrict access to applications, content and/or media and an increasing universe of other media providers.
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
The Innovid Platform
Innovid’s technology is purpose-built for CTV, with a comprehensive view of the full advertising ecosystem, including linear TV, mobile, and desktop channels. Our cloud-based software platform provides an open technology infrastructure that tightly integrates with the highly fragmented advertising technology and media ecosystem including demand side platforms (“DSPs”) and supply side platforms (“SSPs”) such as The Trade Desk, Magnite and Verizon Media; publishers such as Hulu, Disney and Peacock; and end user devices such as Amazon Fire and Samsung Smart TV.

Every day, we deliver over 1.3 billion MRC-accredited ad impressions, which gives us an unparalleled CTV data set. We leverage this data to power all of our solutions, and it serves as the foundation for our Artificial Intelligence (AI) implementation and optimization strategies, which we are using to drive future growth. As an independent platform, we do not buy or sell media, nor do we operate our own delivery channel. As such, we are free of potential buying conflicts and remain focused on providing critical technology infrastructure for our customers.
Innovid’s integrated platform consists of three core solutions: Ad Serving, Creative Personalization, and Measurement Solutions.
Ad Serving Solutions
Innovid’s cloud-based ad serving platform is an independent and comprehensive software toolset for video campaign implementation and management. We believe the independence of our platform is a strategic differentiator, enabling us to work with any publisher or partner, without media bias or ad-buying conflicts of interest. Our open platforms enable our clients to seamlessly activate partners such as DoubleVerify, Integral Ad Science, Oracle Data Cloud, among many others. Within our platform, the Campaign Submission Form (“CSF”) is used by clients to submit advertising campaign information and creative assets which are automatically validated and encoded to ensure compliance with the variety of different delivery format specifications typical in the industry. The CSF also allows advertisers to set up creative ad rotation and delivery strategies. Our Campaign Management Tool (“CMT”) is our central hub for managing partner integrations, publisher tag generation, click-through and tracking management, as well as supporting QA. The CMT workflow tool allows clients to streamline day-to-day operations, eliminate unnecessary work, expedite campaign launches and maximize reporting quality. Our analytics dashboard provides a unified visualization of ad performance filterable by delivery, audience reach, device breakdown, viewability, verification and more. We enable custom report building, including integration with third-party data visualization partners, allowing users to customize and automate reporting to meet their strategic campaign goals.
Creative Personalization Solutions
Our dynamic creative optimization (“DCO”) solution enables advertisers to generate millions of personalized ad versions from a single asset through the use of several proprietary software tools. Our solution enables the optimization of our client’s creative asset based on signals from the Innovid ad serving platform and measurement tools and from partners such as Walmart DSP and Disney. Our Software Development Kit (“SDK”) allows CTV publishers to execute advanced video formats across all CTV devices and enables advanced measurement. The Innovid SDK is integrated with many of the leading CTV apps and devices, providing advanced video capabilities into more than 100 apps on all the leading devices. Our Creative Composer Suite allows designers and developers to author ads through any combination of internal, external, and/or code-based tools, including Adobe and Google Web Designer plug-ins. Creative teams can use intuitive tools to design custom or templated interactive and dynamic CTV ads. Our platform also contains powerful strategic modeling tools to provide flexibility to create and visualize strategies across multiple data sets such as geo, weather, date/time, audience, frequency, sequencing, publisher data, retargeting, and ISP. Within each decision tree branch, creatives can be managed via ad rotation, sequencing, and optimization. Finally, our proprietary dynamic rendering engine uses automation to streamline workflows. It is designed to seamlessly pre-render dynamic static images, animations, and videos. These ads are assembled server-side (cloud) and in real-time upon ad request. Our proactive certification includes automated specifications compliance and video encoding, ensuring that ads are served at the highest possible quality across all publishers and devices, including 4K CTV.
Measurement Solutions
Our measurement solution, Innovid XP, is designed to provide holistic and granular household-level analysis for the TV and digital ecosystem. While there is native standard measurement and reporting functionality included within Innovid’s ad serving solutions, Innovid XP offers converged TV measurement across the TV universe, enabling accurate, always-on, identity-enabled measurement and attribution, at scale, for advertisers everywhere – driving brand growth and maximizing audience reach. Innovid XP was enabled by the acquisition of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV, in Q1 2022. We believe our global, independent measurement platform for linear TV, CTV, and digital is a key differentiator for us in the industry and provides unique value for our clients.
Key features of Innovid XP include:
•Reach and Frequency Measurement: Provides a holistic view of total TV media investment with cross-platform measurement, inclusive of incremental reach and ad delivery across linear and streaming campaigns.
•Impression measurement across channels and audiences;
▪Accurate reach and frequency metrics;

▪Optimal reach and frequency for the greatest efficiency;
▪Incremental reach beyond linear and across streaming platforms;
•Quantify TV Impact and Business Outcomes: Measures the immediate and longer-term business impact of converged TV campaigns with full-funnel analytics and rapid speed to insight.
▪Online and offline outcomes;
▪KPIs that matter – sales, registrations, app activities, web visits, in-store traffic and more;
▪Complete TV ROI, from total campaign to individual publishers and media channels;
•Inform Activation with Audience Analytics: Link authenticated household-level viewing data along the customer journey for advanced audience analytics that inform activation.
▪Audience reach and response across channels, platforms and screens;
▪Campaign optimization for audiences most likely to convert;
▪First- and third-party audience data tied to ad exposure for identity resolution.
Growth Strategy
We believe we have multiple paths to continue gaining market share and grow revenue as a strategic technology partner to our customers. We also believe we have attractive growth opportunities both within our current customer base as well as through the addition of new customer relationships.
Growing with Our Current Customers
As video advertising continues to shift from linear to CTV, we expect to benefit from the natural volume growth of CTV impressions. We have historically had strong client retention and benefited from increases in volume over time from our clients. As legacy TV budgets migrate from linear TV to CTV, we anticipate there will be meaningful growth upside in the coming years.
Cross-Sell and Upsell Additional Products and Solutions to Our Existing Customers
Given the long term nature of our customer relationships, we have an opportunity to offer additional value added solutions to our customers. We cross-sell our personalized creative solutions to primary ad serving customers, giving them the opportunity to derive more value from each ad asset through personalization. We also cross-sell our advanced TV measurement solution, Innovid XP, to provide real-time metrics to inform optimization of cross-platform campaigns while in market, a departure from the traditional delayed post-campaign reporting widely available in market.
We also have the opportunity to increase penetration / usage of an Innovid product within a client’s business. This may include new business units or geographies within an organization.
Win New Customer Accounts
We intend to continue targeting new brands, media agencies and publishers who are currently utilizing solutions provided by our competitors or point solutions. We see a significant opportunity to grow our customer base with our integrated solutions by introducing enhanced capabilities with an emphasis on data, cross-channel measurement, and optimization.
Expand Our International Presence
The majority of our clients are global advertisers that operate at a significant scale. We intend to continue to grow our footprint in international markets in order to meet the needs of our global customer base and accelerate new customer acquisition in key geographies outside of North America. Currently, the US is a leader in CTV adoption and we believe that as other regions transition to CTV, there is an attractive opportunity for additional growth.
Expand to New Customer Groups
As television investment and consumer behavior continues to shift from linear to CTV, we have identified the opportunity for our total addressable market to be larger than just the global top television advertising spenders and we intend to drive growth among these segments.

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
Partnerships and Integrations
In a market that has been trending towards walled garden consolidation, we believe our independence allows us to work with any publisher or partner, without media bias or ad-buying conflicts of interest. Because of this open platform approach, we have developed deep integrations with partners across the ad tech ecosystem.
Innovid’s integrations are designed to automate workflow and streamline the development and distribution of advertisements, all the while saving marketers time and money. Innovid integrations include:
•Campaign Workflow Integrations - Campaign management and trafficking integrations with Demand Side Platforms (“DSPs”) like The Trade Desk and DV360, digital asset management vendors such as AdStream for example, streamline day-to-day workflow by eliminating unnecessary work, expediting campaign launches, and minimizing reporting discrepancies. Innovid has also built custom workflow integrations for top brands and holding companies.
•Brand Safety and Ad Fraud Integrations - Innovid supports deep verification, viewability, and ad blocking capabilities with vendors such as Moat, IAS, DV, and Comscore.
•Media Providers and Walled Garden Integrations - Innovid’s independent third-party ad tags are accepted by media providers and content platforms globally. Innovid is a Google Preferred Measurement Partner and is fully integrated with Google’s Ads Data Hub. Innovid is also a Preferred Creative Partner of Meta.
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
Certifications and Accreditations
Innovid is deeply invested in ensuring the accuracy of our ad delivery and measurement on behalf of our clients. Proactive publisher certification prior to campaign launch can significantly reduce the number of data discrepancies and/or errors.
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
Customers
We count many of the world’s largest brand advertisers as customers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and more. As of December 31, 2023, over 50% of the top 200 large advertisers by TV US advertising spend according to MediaRadar leveraged our platform. The majority of our customers typically come from large global enterprises across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. In 2023, no single customer accounted for more than 16% of our revenue, with such advertisers or publishers representing brands that contract with us directly, or through third party agencies and publishers, or some combination thereof. While a majority of Innovid’s revenue is currently generated within the United States, Innovid also serves customers across the globe, including supporting the international needs of some of the world’s largest brands. In 2023, approximately 9% of Innovid’s revenue was generated by our customers outside of the US.
We are also trusted partners to the largest streaming platform providers in the world, including Disney, Hulu, ESPN, NBCU, and Paramount, and we work closely with top advertising agencies and agency holding companies such as WPP, Publicis Groupe, Omnicom Group, Interpublic Group of Cos., Dentsu Inc., Havas Group, Horizon Media, and The Stagwell Group.
Competition
We operate in multiple markets with different types of competitors. Our primary competition in ad serving and creative personalization solutions is Google. In addition, there are several vendors that provide point solutions addressing creative personalization and DCO such as Jivox. Lastly, we compete with providers of audience and advertising measurement, such as iSpot.
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
Talent and Culture
Employees
As of December 31, 2023, we had 466 employees across 8 offices in 9 countries, with 168 employees in research and development and related activities.

Talent Acquisition and Development
We are focused on recruiting and retaining talented employees across the organization. We continue to invest to hire and retain top talent in all of our offices. Our strong reputation has contributed to over 19,000 candidates applying to work at Innovid in 2023. For new hires, we have a robust onboarding program tailored towards individual roles and responsibilities. On an ongoing basis, we invest in training and development programs that help our employees achieve their career goals and build management skills. We have two formal career feedback discussions per year where managers and their employees discuss progress and feedback for each other. We believe in developing and promoting top talent from within: in 2023, approximately one out of every five of our employees was offered an opportunity for career advancement within the Company.
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
•Work/life balance through hybrid work schedules to accommodate employees’ varying needs; and
•Contributions to the communities we serve to promote a greater understanding and respect for diversity, equity and inclusion.
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
Innovid’s commitment to diversity, equity, and inclusion achieved measurable results in 2023. New U.S employees hired during 2023 were 43% Black and Indigenous people of color (“BIPOC”) and 43% women. Existing employee promotions across 2023 were granted to women 43% of the time globally and BIPOC employees 26% of the time in the US. Additionally, several other diversity-focused initiatives including behaviors of inclusion training, compensation audits, paid internship program, employee resource groups and volunteering programs were continued during calendar year 2023.
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

Data Privacy Regulation in the US
In the United States (“US”), at both the federal and state level, there are laws that govern activities such as the collection and use of data by companies. At the federal level, online advertising activities are subject to regulation by the Federal Trade Commission (“FTC”), which has primarily relied upon Section 5 of the FTC Act, which prohibits companies from engaging in “unfair” or “deceptive” trade practices, including alleged violations of representations concerning privacy protections and acts that allegedly violate individuals’ privacy interests. There are also other data privacy laws that apply. For example, we may send short message service, or SMS, text messages which would be subject to the Telephone Consumer Protections Act (“TCPA”). The actual or perceived improper calling or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA. Further, we also send marketing emails and are therefore subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN SPAM Act, which established specific requirements for commercial email messages, specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender.
There has been increased regulation of data privacy and security in the United States, particularly at the state level. Some proposed and newly enacted legislation at state level has affected and will continue to affect, our operations and those of our industry partners. For example, the California Consumer Privacy Act (“CCPA”), which came into effect in January 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, such as IP addresses, and establishes a new privacy framework for covered businesses. The CCPA expanded privacy rights and consumer protection for residents of California and imposes more stringent obligations on companies regarding the level of information and control they provide to users about the collection and sharing of their data. Moreover, the California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023 further modified and expanded the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the US, which has created the potential for a patchwork of overlapping but different state laws. For example, general privacy statutes similar to the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and similar statutes will soon be enforceable in several other states as well. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level.

Further, we are subject to laws, regulations and standards in the US covering marketing, advertising, cookies, tracking technologies, e-marketing, and other activities conducted by the internet, and regulation of cookies and similar technologies, and any use of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our services and may negatively impact our efforts to help our customers better understand their users. Regulatory attention in the US is driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators.

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

We are also subject to evolving EEA and UK privacy laws on cookies and e-marketing which require informed consent for the placement of most cookies or similar technologies on a user’s device and for direct electronic marketing. In the EEA and the UK, regulators are increasingly focusing on compliance with these requirements in the online behavioral advertising ecosystem and are increasingly taking action to enforce them. The EEA GDPR and UK GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive, and which may be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance.

Data Privacy Regulation in the Asia-Pacific Region
Our business activities are also subject to legislation and regulation in the Asia-Pacific region. Following the implementation of the GDPR, many jurisdictions have moved to amend, release, review and strengthen their existing data privacy and cyber-security laws, and there has been a progressive effort in the region to work towards coordinating their otherwise disparate laws. For example, the PRC regulatory and enforcement regime with regard to data security and data protection is evolving and may be subject to different interpretations or significant changes.

Innovid’s data protection program is largely rooted in the GDPR and Service Organization Control Type 2 (“SOC2”) security standards, and any international data transfers from the Asia-Pacific region are governed by direct contractual agreements between the regional entities and Innovid’s US parent corporate entity, Innovid, Corp. Otherwise, our compliance team works to oversee compliance with these Asia-Pacific regional requirements and to address compliance with our region-specific clients and business teams.
Innovid’s General Data Protection and Consumer Privacy Practices
Innovid is dedicated to a high standard of consumer privacy and data protection, while maintaining quality online Advertising Services to various advertisers, agencies, publishers and other businesses across various third-party websites and online media.
Innovid has restrictive policies for the collection, use and sharing of consumer data. We maintain membership with the Network Advertising Initiative (“NAI”), a self-regulatory association dedicated to responsible data collection and its use for digital advertising, and the Digital Advertising Alliance (“DAA”), an independent organization led by advertising and marketing trade associations that has established self-regulatory principles enforcing responsible privacy practices for digital advertising and consumer transparency. Innovid also maintains accreditation with the MRC.
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
Innovid has taken a comprehensive approach to compliance with US state privacy laws and will continue to monitor and adjust its approach as the law continues to evolve, to ensure we maintain compliance with the latest regulations, requirements and best practices. As between Innovid and its clients, Innovid is a service provider and does not sell personal information as contemplated under CCPA.
Data policy and privacy regulations are dynamic and constantly changing. In addition to performing yearly internal audits, Innovid continues to monitor its compliance with applicable laws and regulations.
Intellectual Property
We consider our trademarks, trade dress, copyrights, trade secrets, patents and other intellectual property rights, including those in our know-how and the software code of our proprietary technology, to be important components of our success. We rely on intellectual property laws, including trade secret, copyright and trademark laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.
As of February 22, 2024, we had 14 granted patents, zero pending patent applications, and seven registered trademark applications covering a variety of interactive and contextual analysis capabilities. We have also registered domain names for websites that we use in our business, such as www.innovid.com.
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
Seasonality
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Our Performance

Corporate History and Background
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020 and Innovid, Inc. was the surviving entity following the completion of the merger with ION on November 30, 2021 (the “ION Transaction”).
On November 30, 2021, ION consummated a series of merger transactions, whereby it acquired the business of Innovid Inc. Immediately following these mergers, ION changed its name to “Innovid Corp.” In addition, ION entered into certain subscription agreements (“PIPE Investment”). Further, in connection with the closing of the Transaction, PIPE investors purchased equity securities of Innovid Inc. stockholders (the “Secondary Sale Transaction”) for an aggregate purchase price of $68,855. See Note 1, Description of Business to our consolidated financial statements for further details.
On February 28, 2022, the Company completed the acquisition of all outstanding shares of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland in a combination of cash and stock and stock option issuances. See Note 3, Acquisition to our consolidated financial statements for further details.
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
Executive Officers and Directors of the Registrant
Ken Markus and David Helmreich were appointed as executive officers by the Company’s Board on February 23, 2023.This reflects their growing roles in the leadership functions of the Company. Tal Chalozin, ceased to be an executive officer on February 23, 2023 and Tanya Andreev-Kaspin ceased to be an executive officer on October 16, 2023.
The Executive Officers and Directors are therefore as follows:

Name	Age	Position
Zvika Netter	51	Chief Executive Officer; Director
Anthony Callini	52	Chief Financial Officer
David Helmreich	52	Chief Commercial Officer
Kenneth Markus	49	Chief Operating Officer
Michael DiPiano(1)(2)	65	Director
Brian Hughes (1)	65	Director
Genevieve Juillard(2)(3)	45	Director
Rachel Lam(1)(3)	56	Director
Gilad Shany(2)(3)	47	Director
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

Anthony Callini. Mr. Callini serves as CFO of the Company since October 16, 2023. Prior to Innovid, Mr.Callini served as CFO for iZotope, from July 2019 to March 2022. From January 2017 to June 2019, he served as CFO at Monotype. Mr. Callini served as Senior Vice President, Finance for Avid Technology, Inc., from April 2013 to July 2016. From March 2004 to February 2013, he held a number of financial leadership positions at Open Solutions, Inc., including Senior Vice President, Finance and Treasurer. Before joining Open Solutions, Mr. Callini held financial leadership positions with Ernst & Young LLP and Arthur Andersen LLP. Mr. Callini holds a B.S. in Accounting from Fordham University.
David Helmreich. Mr. Dave Helmreich serves as Chief Commercial Officer (“CCO”) of the company as of December 13, 2022. Prior to this role, Mr. Helmreich served as the Chief Revenue Officer for Stackline, Chief Revenue Officer and Group Vice President for Oracle Marketing cloud, Chief Operating Officer for LiveIntent, CEO for Audience Partners, SVP and GM, Marketing and Advertising solutions for Neustar and more. Mr. Helmreich is a decorated US Navy veteran and holds a B.S. in Computer Science from the United States Naval Academy in Annapolis and an MBA from the Robert H. Smith School of Business at the University of Maryland.
Ken Markus. Ken Markus serves as Chief Operating Officer (“COO”) of the company as of February 7, 2023. Prior to his role as COO, Mr. Markus served as the Company’s Chief Client Officer since January 2019. From October 2015 until January 2019, Mr. Markus served as the Company’s Senior Vice President of Global Operations and Client Services. Prior to joining the Company, Mr. Markus served as the Head of Scale Operations and Services for gTech Ads at Google and held positions at Condé Nast, SiriusXM Satellite Radio, and Time Inc. Mr. Markus received an Executive MBA from Columbia and London Business School, an M.S. in Data Analytics from City University of New York, and a B.S. and B.A.S. from the University of Pennsylvania.
Michael DiPiano. Since December 2001, Mr. DiPiano has been the Chairman of NewSpring Capital where he manages the firm’s investment decisions. Mr. DiPiano currently serves as a director for a number of private companies, including aPriori, Dstillery, Energage, and Interactions where he provides oversight for corporate governance and other business matters. Previously, Mr. DiPiano also served on the Governance and Compensation Committees of NutriSystems. Mr. DiPiano holds a B.S. in Marketing from Penn State University and an M.B.A. from New York University.
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
Genevieve Juillard. Genevieve Juillard is the Chief Executive Officer of IDG Inc. She is a proven operator with nearly two decades of experience scaling the businesses of increasingly large and complex organizations and leading accountable, high-performance teams to execute transformation and growth initiatives. Prior to joining IDG in September 2023 Ms Juillard was the President of the Experian Marketing Services and Experian Data Quality divisions of Experian North America, a division of Experian plc (“Experian”), a position she had held since September 2019. From March 2017 to August 2019, Ms Juillard was the Managing Director Global Expansion of Experian. Ms Juillard started her career with Experian in August 2006 and remained with Experian to September 2023 except from July 2015 to March 2017 when she served as Chief Operating Officer of FINCA Malawi. Ms Juillard received a B.A. and a B.S. from U.C. Berkeley in 2000 and an MBA and MPP from UCLA in 2006.

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
Additional Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. We make available on our website at investors.innovid.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.

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
Innovid’s business depends on its ability to maintain and expand relationships with advertisers and agencies. Innovid depends on advertisers and agencies to specify and utilize its offering. Innovid currently relies on, and expects to continue to rely on, approximately 177 core clients calculated according to a new methodology to include publishers described elsewhere in this Form 10-K. This amount may include multiple paying customers. These core clients accounted for 90% of our 2023 revenue, with no single client accounting for more than 17% of our 2023 revenue. To support Innovid’s continued growth, it will seek to add additional advertisers to its platform and expand current utilization with its existing advertisers. However, there are no assurances it will be able to do so. Innovid has few advertising customers with minimum commitments so there is no guarantee that existing advertiser relationships will persist. Any disruptions in Innovid’s relationships with advertisers could adversely affect its business, results of operations and financial condition. If Innovid cannot retain or add individual advertisers, or if existing advertisers reduce their use of its offering, it could adversely affect Innovid’s business, results of operations, and financial condition. Additionally, if Innovid’s offerings do not meet the current or future expectations of its advertisers or agencies or if Innovid’s services or employees fail to perform as expected, such advertisers or agencies may seek alternative options and Innovid’s results may suffer. Furthermore, if existing advertisers significantly reduce their ad-spend in response to continued supply change disruptions, labor shortages or other macroeconomic trends, Innovid’s results will suffer.

Innovid has a history of net losses in the previous years, and it anticipates increasing operating expenses in the future, and may not be able to achieve and, if achieved, maintain profitability.
We incurred net losses of $31.9 million, $18.4 million and $11.5 million in the years 2023, 2022 and 2021, respectively. Innovid may not achieve or maintain profitability in the future. Because the market for CTV advertisement, and the management and analytics tools Innovid offers, is rapidly evolving, it is difficult for Innovid to predict its future results of operations or the limits of its market opportunity. Innovid expects its operating expenses to increase over the next several years as it hires additional personnel, particularly in research and development and sales and marketing, expands it partnerships, operations, and infrastructure, both domestically and internationally and continues to develop and expand its platform’s features and capabilities. Innovid also intends to continue to build and enhance its platform through both internal research and development as well as selectively pursuing acquisitions that can uniquely contribute to its platform’s features and capabilities. In addition, now that Innovid has become a public company, it will incur additional significant legal, accounting, and other expenses that it did not incur as a private company. If Innovid’s revenue does not increase to offset the expected increases in its operating expenses, it will not be profitable in future periods. In future periods, Innovid’s revenue growth could slow or its revenue could decline for a number of reasons, including any failure to increase the number of advertisers using its platform or to increase its volume of impressions or as a result of a decrease in the growth of its overall market, its failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for CTV advertising or for its management and analytics tools, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of its future performance. Any failure by Innovid to achieve or sustain profitability on a consistent basis could cause the value of our common stock to decline.
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
While Innovid is working on a number of innovations and enhancements designed to improve the value to its clients, these innovations may prove to be unsuccessful which could have a material impact on Innovid’s business. Also, Innovid may need to restructure or expand its sales efforts in order to maintain or increase revenue from new and existing customers and to further penetrate the market. If such efforts are ineffective, this may have a material impact on Innovid’s operations.

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
Innovid’s revenue and results of operations are highly dependent on the overall demand for advertising. Factors that affect the amount of advertising spending, such as economic downturns, can make it difficult to predict Innovid’s revenue and could adversely affect its business, results of operations, and financial condition.
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
Innovid derives a substantial portion of its revenue from a limited number of advertising agencies and advertisers. There are inherent risks whenever a large percentage of revenue within any specific market or solution are concentrated within a limited number of advertising agencies and advertisers. Innovid cannot predict the future level of demand for its services and products that will be generated by these advertising agencies and advertisers. In addition, revenue from these advertising agencies and advertisers may fluctuate from time to time. Further, some of Innovid’s contracts with key advertising holding groups may permit such groups to terminate use of its products at any time (subject to notice and certain other provisions). If any of these advertising agencies and advertisers terminate or reduce their use of Innovid’s products, its revenue or specific solutions may be negatively impacted.
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
Innovid has a large and diverse customer and integration partner base. At any given time, one or more of Innovid’s customers or partners may experience financial difficulty, file for bankruptcy protection or cease operations. Unfavorable economic and financial conditions could result in an increase in customer financial difficulties which could adversely affect Innovid. The direct impact on Innovid could include reduced revenue and write-offs of accounts receivable and expenditures billable to customers, and if these effects were severe enough, the indirect impact could include impairments of intangible assets and reduced liquidity. Furthermore, the payment risks Innovid faces are heightened since some of the media agencies with which Innovid deals collect payments from their advertiser customers and then remit to Innovid such amounts on behalf of those advertiser customers, each of whom is subject to independent billing and payment risks as well. Although no core client (brand/advertiser) accounted for more than 17% of Innovid’s revenue in 2023, our approximately 177 core clients accounted for about 90% of Innovid’s total revenue in 2023.

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
•armed conflicts around the world, such as those in Ukraine and Israel, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Restrictive laws and policies as well as campaigns of boycotts, divestment or sanctions that may be taken against any country in which we conduct our business operations could adversely affect our business.
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

Conditions in Israel, including the recent attack by Hamas from the Gaza Strip and Israel’s war against it, could materially and adversely affect our business.
The current conflict in Israel, as well as the global response to such conflict, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and customer arrangements, and to date we our business not been materially adversely affected and at present we do not expect the hostilities to have a material and adverse effect on our financial condition or results of operations. However, if the hostilities escalate or expand, risks we have identified in this report may be exacerbated. For example, a number of our officers, directors and employees are residents of Israel, and because of this our business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel where we have certain research and development operations primarily related to our ad serving product. Our research and development timelines have not to date been materially adversely affected.
Changes in tax laws or tax rulings could materially affect Innovid’s effective tax rates, financial position and results of operations.
We are subject to taxation in multiple jurisdictions as a result of the international scope of our operations and our corporate entity structure. Any adverse development in the tax law of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, financial condition or results of operations. The tax regimes Innovid is subject to or operates under may be subject to significant change. Changes in tax laws or changes in interpretations of existing laws could cause Innovid to be subject to additional income-based taxes and non-income based taxes (such as payroll, sales, use, value-added, digital services and excise, net worth, property, and goods and services taxes), which in turn could materially affect Innovid’s financial position and results of operations. In addition, many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact Innovid’s tax obligations. Any significant changes to Innovid’s future effective tax rate may materially and adversely affect Innovid’s business, financial condition, results of operations, or cash flows.
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
Innovid has substantial client concentration in certain local markets and solutions, with a limited number of clients accounting for a substantial portion of its revenue in those areas.
Although Innovid’s overall customer base is well-diversified, in certain of its local markets and specific solutions, it derives a substantial portion of revenue from a limited number of clients. There are inherent risks whenever a large percentage of revenue within any specific market or solution are concentrated within a limited number of clients. Innovid cannot predict the future level of demand for its services and products that will be generated by these clients. In addition, revenue from these clients may fluctuate from time to time. Further, some of Innovid’s contracts with these clients may permit them to terminate use of its products at any time (subject to notice and certain other provisions). If any of these clients terminate or reduce use of Innovid’s products, its revenue within local markets or specific solutions may be negatively impacted.

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
Innovid is subject to anti-bribery and similar laws, such as the US Foreign Corrupt Practice Act of 1977 (“FCPA”), the US domestic bribery statute contained in 18 USC. § 201, the USA PATRIOT Act, US Travel Act, the U.K. Bribery Act 2010 and the Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which it conducts activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti-corruption laws may also hold Innovid liable for acts of corruption or bribery committed by its third-party business partners, representatives, and agents, even if Innovid does not authorize such activities. As Innovid increases its international sales and business, and increases its use of third parties, Innovid’s risks under these laws will increase.

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
In the US, federal and state laws impose limits on, or requirements regarding the collection, distribution, use, security and storage of personal information of individuals. For example, the Children’s Online Privacy Protection Act applies to websites and other online services that collect personal information about children under 13 years of age. The FTC Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. With respect to the use of personal information for direct marketing purposes, we may send short message service, or SMS, text messages which would be subject to the TCPA. The actual or perceived improper calling or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA. Further, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Additionally, we are subject to laws, regulations and standards in the US covering marketing, advertising, cookies, tracking technologies, e-marketing, and other activities conducted by the internet, and regulation of cookies and similar technologies, and any use of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our services and may negatively impact our efforts to help our customers better understand their users. Regulatory attention in the US is driving increased attention to cookies and tracking technologies and privacy activists are referring non-compliant companies to regulators.

There has also been increased regulation of data privacy and security in the US particularly at the state level. For example, in 2018, California enacted the CCPA, which came into effect in January 2020 and places increased obligations on businesses. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the CPRA, which significantly expands the CCPA. The CPRA took effect January 1, 2023 (and applies to data collected during the prior year), introduced additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. The CCPA has marked the beginning of a trend toward more stringent state data privacy legislation in the US, which could increase Innovid’s potential liability and adversely affect its business, and has created the potential for a patchwork of overlapping but different state laws. For example, general privacy statutes similar to the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and similar statutes will soon be enforceable in several other states as well. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level.

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
Outside of the above mentioned jurisdictions, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, data localization and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. For example, the PRC government has also introduced a wide range of laws and regulations on cybersecurity and data security in recent years, is evolving and may be subject to different interpretations or significant changes. Additionally, various regulatory bodies, or self-regulatory organizations may continue to issue revised rules or guidance regarding data privacy and protection.

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
In addition, failure or perceived failure to comply with these and other laws and regulations may result in, among other things, administrative enforcement actions and significant fines, individual or class action lawsuits, significant legal fees, and civil or criminal liability or we could be required to make changes to our business activities and practices. Any regulatory or civil action that is brought against Innovid, even if unsuccessful, may distract its management’s attention, divert its resources, negatively affect its public image or reputation among its customers and partners and within its industry, and, consequently, harm its business, results of operations and financial condition.

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
Risks Relating to Innovid’s Capital Resources
Restrictions and financial covenants in our current revolving credit facility impose the risk of default and could adversely affect our business, financial condition and results of operations
Failure to meet the NYSE’s continued listing standards could result in a delisting of our common stock.
On May 18, 2023, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our common stock, which continued to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. The Company regained compliance under Section 802.01C on June 30, 2023 after the Company’s common stock had a closing share price of at least $1.00 and had maintained an average closing share price of at least $1.00 over the 30 trading-day period ending on that date.

The delisting of our common stock from the NYSE may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from the NYSE, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that our restored compliance with Section 802.01C would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again or prevent future non-compliance with NYSE’s listing standards. There is also no assurance that we will maintain compliance with the other listing standards of the NYSE. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing standards would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with NYSE’s listing standards.

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
Failure of banks or other financial institutions could adversely affect our cash, cash equivalents and investments and our business and financial condition may suffer as a result.
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
•the volume of shares of our common stock available for public sale; and

•general economic and political conditions, such as the effects of the recent COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism including the conflict between Russia and Ukraine and the Israel Hamas war.
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
Following the expiration of the lock-up arrangements relating to the Transaction, there are no contractual restrictions on selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in our share price or could reduce the market price of our common stock. Such sales, or the possibility that such sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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
Item 1B. Unresolved Staff Comments
N/A.
Item 1C. Cybersecurity
Risk Management and Strategy
Innovid recognizes the importance of cybersecurity risk management and a well-defined strategy to support our business operations, platforms and information systems. We have implemented a comprehensive cybersecurity program to protect information systems and data.

The cybersecurity program is designed and based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our program includes the following key components to identify, assess, and manage cybersecurity risks that may impact our business operations, including risks related to unauthorized access, use, disclosure, or destruction of confidential information.

•Risk Assessment: We routinely conduct comprehensive assessments of our information systems, meticulously evaluating and identifying material risks to discern potential vulnerabilities and threats that may jeopardize the security and integrity of our data, platforms or information systems.
•Security Controls: We implement appropriate security controls to protect our platforms and information systems from unauthorized access, use, disclosure, or destruction.

•Incident Response: We have established an incident response plan that sets out our procedures for responding to cybersecurity incidents and minimizing the impact of such incidents on our business operations.
•Employee Training: We provide regular training on cybersecurity best practices and procedures training.
•Third-Party Risk Management: We have a third-party risk management process for assessing the risk of service providers, suppliers, and vendors.

There can be no assurance that our cybersecurity program and processes, including our policies, controls or procedures, will be fully implemented, complied with or are effective in protecting our systems and information.

In addition, we maintain open communication with management and the board regarding cybersecurity risks and incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, tat have materially affected or are reasonably likely to affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

Our Chief Information Security Officer (“CISO”) regularly updates management and the Committee on cybersecurity matters, including risk assessments, security controls, incident response procedures, employee training and Third-Party Risk Management.

The Committee oversees the company's cybersecurity risk management and strategy, while management is responsible for implementing the company's cybersecurity program. This approach ensures that cybersecurity risks are appropriately prioritized and managed throughout the organization.

Item 2. Properties
Our corporate headquarters is located in New York, New York and consists of approximately 17,000 square feet of space. Our other main offices are in Edinburgh, Tel Aviv and Buenos Aires. We also maintain offices and/or shared work spaces in Los Angeles, Chicago, Detroit, London, Edinburgh, Sydney and Bogota. We lease all of our facilities and do not own any real property. Leases on these facilities expire at various dates from 2024 to 2034, excluding any options for renewal. We may add facilities as we grow our employee base and expand geographically. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings
Other than described below, we are not presently party to any legal proceedings or aware of any claims which we believe would have, individually or in the aggregate, a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. We may from time to time be party to litigation and subject to claims incident to the ordinary course of business.

On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen Company (US) LLC against TV Squared, alleging infringement of US Patent No. 10.063.078. On June 1, 2022, TV Squared moved to transfer the case to the Southern District of New York, which was granted on January 18, 2023. On March 23, 2023, TV Squared moved for judgment on the pleadings that the asserted claims of the Nielsen patent are invalid because they are patent ineligible under 35 U.S.C. 101. The Court has not yet ruled on TV Squared’s motion. Meanwhile, discovery commenced while the motion has been pending. The Court conducted a hearing to construe the patent claims on January 10, 2024, but has not issued a ruling yet following that hearing.
The close of fact discovery is currently set for April 8, 2024 and the date for close of expert discovery as June 28, 2024. However, the parties are in the process of submitting a request to the Court to extend those dates in light of several factors, including the lack of the Court’s ruling on the pending motions.No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of December 31, 2023, the Company did not record a loss contingency.
Item 4. Mine Safety Disclosures
N/A.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the ticker symbol “CTV” and our warrants trade on NYSE under the ticker symbol “CTV.WS.”
Holders
As of February 23, 2024, there were approximately 111 holders of record of our common stock and approximately 18 holders of record of our warrants.
Issuer purchases of equity securities
There were no purchases of common stock for the year ended December 31, 2023.
Dividends
We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends, if any, will be within the discretion of our board of directors. Our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities for the year ended December 31, 2023.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.

Use of Proceeds
On November 30, 2021, Innovid, Inc. consummated the Merger Agreement dated June 24, 2021, with Innovid surviving the merger. Approximately $149.3 million in cash proceeds were received net of transaction costs paid. $100.0 million in cash out of these proceeds were used for the acquisition of TVS in 2022. For greater detail, see our audited consolidated financial statements included under Item 8. Financial Statements and Supplementary Data. As of December 31, 2023, there has been no material change in the planned use of the remaining net proceeds. It has mainly been used to fund operations and provide liquidity.

Item 6.
[Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes of Innovid included in Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections in this Annual Report on Form 10-K titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Company Overview
We are an enterprise software platform for the creation, delivery, measurement, and optimization of advertising across connected TV (“CTV”), linear TV, mobile and desktop environments. We provide critical technology infrastructure for many of the world’s largest brands, agencies, and publishers, and empower them to create ad-supported TV experiences people love. Our vision—that television should be open for everyone, and controlled by no one—is at the heart of how we operate our business as an independent platform, and as a strategic, trusted partner for our clients.

Our technology is purpose-built for CTV, with a comprehensive view of the full ecosystem, including linear TV, mobile, and desktop channels. Our cloud-based platform tightly integrates with the highly fragmented advertising technology and media ecosystem, and includes three key solutions: Ad Serving, Creative Personalization, and Measurement. We count many of the world’s largest brand advertisers as customers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and more. As of December 31, 2023, over 50% of the top 200 large advertisers by TV US advertising spend according to MediaRadar leverage our platform. We are also trusted partners to the largest streaming platform providers in the world, including Disney, Hulu, ESPN, NBCU, and Paramount, and we work closely with top advertising agencies and agency holding companies such as WPP, Publicis Groupe, Omnicom Group, Interpublic Group of Cos., Dentsu Inc., Havas Group, Horizon Media, and The Stagwell Group. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. We serve customers globally across over 50 countries, with most of our customers located in the US.

Our revenue growth closely correlates with the growth of CTV advertising. CTV accounted for 53% and 51% of all video impressions served by Innovid during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, this represented a year-over-year increase of 12% in CTV video impressions served by Innovid. The balance of video impressions served by Innovid during such periods were attributable to Mobile, 35% and 36%, respectively, and PC, 12% and 13%, respectively. In 2023, the year-over-year change in video impressions increased by 5% for mobile TV and was unchanged for desktop TV.

We define core clients as advertisers or publishers that generated at least $100,000 of annual revenue. Prior to our acquisition of TVS, our definition of a core client was limited to advertisers that generates at least $100,000 of annual revenue. We have a history of strong growth in our core client base, with 177 core clients as of December 31, 2023. No individual core client represented more than 17% of 2023 revenue. In 2023, our 177 core clients generated approximately 90% of the total company revenue. In the year ended December 31, 2022, we had 174 core clients (which did not include publishers) that generated 88% of the total company revenue.

Transactions
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd., a special purpose acquisition company, on November 23, 2020 and Innovid Corp. was the surviving entity following the completion of its merger with ION on November 30, 2021 (“the Transaction”).
On February 28, 2022, the Company completed the acquisition of TV Squared Limited by way of stock purchase agreement (“Stock Purchase Agreement”). The Company acquired all the equity of TVS for an aggregate amount of $100.0 million in cash, 11,549,465 shares of the Company common stock at fair value of $3.80 per share, and the issuance of 949,893 fully vested stock option of the Company at weighted average fair value of $3.49, subject to certain adjustments as defined in the Stock Purchase Agreement.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates and assumptions are related, but not limited to income tax uncertainties, deferred taxes, share-based compensation, as well as the fair value of assets acquired, and liabilities assumed in business combinations. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Global Events
A number of our employees, including some senior employees and two of our directors are residents of Israel. As of today, the Company’s business operations have not been disrupted to any significant extent and the Company does not anticipate any material impact to operations going forward amidst the war in Israel. All of our infrastructure and internal networks are cloud based and are located outside of Israel. Key systems and IT functions are distributed globally, and our customer care and sales teams are situated mainly in the US, the UK and Argentina. Our office in Israel is primarily a research and development facility and is one of three of our worldwide research and development facilities.
Key Factors Affecting Our Performance
There are several factors that have impacted, and we believe will continue to impact, our results of operations and growth.
These factors include:
Continued market demand. Our performance depends on continued global demand across the advertising ecosystem for independent third-party ad serving, personalization and measurement of digital ads. Advertisers, programmatic platforms, social media channels and digital publishers are collectively placing increased emphasis on the quality and effectiveness of digital ad spend across all channels, formats and devices.
Our growth is primarily driven by CTV, the fastest growing segment of digital ad spend, and our results depend on our ability to monetize continued growth of CTV ad spend.
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
Seasonality: We experience fluctuations in revenue that coincide with seasonal fluctuations in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers typically allocate the largest portion of their media budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenue while the first quarter typically reflects our lowest level of revenue. However, this traditional seasonality may also be impacted by certain external factors or major events that also impact traditional television advertising patterns, such as supply chain disruptions and silicon/chip shortages. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business.

Global Markets
The majority of our clients operate at a significant scale. Innovid serves customers globally through a delivery footprint including the US, APAC, EMEA, and LATAM. In 2023, approximately 9% of Innovid’s revenue was generated outside the US.
We continue to service international markets to meet the needs of our global customer base and to accelerate new customer acquisition in key geographies outside of the US. We believe our continuing ability to service international markets will impact our results of operations.
Components of Results of Operations
The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.
Revenue
We generate most of our revenue from digital ad solutions via our cloud based ad serving platform to advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing our platform to serve advertising impressions to various digital publishers across CTV, mobile TV and desktop TV.
InnovidXP, our cloud based cross-platform TV Ad measurement solution, launched in 2022, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. We will continue to invest in advanced measurement capability and provide solutions to advertisers, streaming platforms and agencies as their needs evolve in the highly fragmented CTV ecosystem.
We provide creative services for the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units.
We generate the majority of our revenue from the sale and delivery of our products within the US. For information with respect to sales by geographic markets, refer to Note 17, Segment Reporting to the consolidated financial statements included under Item 8. Financial Statements and Supplementary Data.
We anticipate that revenue from our US sales will continue to constitute a substantial portion of our revenue in future periods.
Cost of revenue
Cost of revenue consists primarily of costs to run the ad serving and measurement platform and provide creative services. These costs include hosting fees and ad serving fees, data costs, personnel costs including stock-based compensation, professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs and communication costs, based on headcount.
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
Prior period reclassification
In the second quarter 2022, we reclassified amounts recorded for depreciation, amortization and impairment expenses and presented them as a separate line item on our consolidated statements of operations. Additionally, we no longer present gross profit as a subtotal on our consolidated statements of operations. All prior periods have been adjusted.
Results of Operations
Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022
The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived this data from our annual audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

	Year ended December 31,
	2023		2022
	(in thousands)	% of revenue	(in thousands)	% of revenue
Revenue	$139,882	100.0%	$127,117	100.0%
Cost of revenue	33,805	24.2%	30,187	23.7%
Research and development	26,878	19.2%	31,118	24.5%
Sales and marketing	45,571	32.6%	50,266	39.5%
General and administrative	39,086	27.9%	39,144	30.8%
Depreciation, amortization and long-lived assets impairment	12,996	9.3%	6,143	4.8%
Goodwill impairment	14,503	10.4%	—	—%
Operating loss	(32,957)	(23.6)%	(29,741)	(23.4)%
Finance income, net	(3,420)	(2.4)%	(13,348)	(10.5)%
Loss before taxes	(29,537)	(21.1)%	(16,393)	(12.9)%
Taxes on income	2,374	1.7%	2,017	1.6%
Net loss	$(31,911)	(22.8)%	$(18,410)	(14.5)%
Revenue
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
Total revenue increased 10%, from $127.1 million in the year ended December 31, 2022 to $139.9 million in the year ended December 31, 2023. The increase is attributed to the ad serving volume growth and growth of the measurement solution. Cross-selling of the measurement solution to our core clients contributed to the overall increase in the measurement revenue as well as a full year inclusion of TVS results in 2023, as compared to ten months in the prior year.

There was no material impact of changes in average cost per impression on total revenue.

Cost of revenue (exclusive of depreciation, amortization and long-lived assets impairment shown below)

	Year ended December 31,
	2023		2022		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Cost of revenue	$33,805	24.2%	$30,187	23.7%	$3,618	12.0%
Cost of revenue increased $3.6 million, or 12%, from $30.2 million in the year ended December 31, 2022 to $33.8 million in the year ended December 31, 2023, primarily driven by a $4.4 million increase in hosting and data costs associated with our measurement solution included in our operations following the TVS acquisition. This was partially offset by a decrease in personnel related costs resulted from our operating efficiency measures including headcount reduction.
Research and development (exclusive of depreciation, amortization and long-lived assets impairment shown below)

	Year ended December 31,
	2023		2022		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Research and development	$26,878	19.2%	$31,118	24.5%	$(4,240)	(13.6)%
Research and development expenses decreased $4.2 million, or 14%, from $31.1 million in the year ended December 31, 2022 to $26.9 million in the year ended December 31, 2023, primarily driven by a decrease of $3.7 million in personnel costs, a decrease of $0.9 million in technology infrastructure and hosting fees, and a decrease of $0.5 million in professional fees resulted from our operating efficiency measures including headcount reduction. This was partially offset by an increase in stock-based compensation of $0.9 million.
Sales and marketing (exclusive of depreciation, amortization and long-lived assets impairment shown below)

	Year ended December 31,
	2023		2022		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Sales and marketing	$45,571	32.6%	$50,266	39.5%	$(4,695)	(9.3)%
Sales and marketing expenses decreased $4.7 million, or 9%, from $50.3 million in the year ended December 31, 2022 to $45.6 million in the year ended December 31, 2023, primarily driven by a decrease in personnel costs of $5.2 million due to lower headcount. In addition, there was a decrease in marketing costs of $1.3 million and professional fees of $0.5 million. This was partially offset by an increase in stock-based compensation of $1.4 million and an increase in commissions of $1.6 million resulting from increased revenue.
General and administrative (exclusive of depreciation, amortization and long-lived assets impairment shown below)

	Year ended December 31,
	2023		2022		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
General and administrative	$39,086	27.9%	$39,144	30.8%	$(58)	(0.1)%
General and administrative expenses decreased $0.1 million, or 0%, from $39.1 million in the year ended December 31, 2022 to $39.1 million in the year ended December 31, 2023, primarily driven by a decrease in professional fees of $3.8 million and a decrease of $2.0 million in legal fees both related to the TVS acquisition. In addition, there was a decrease of $2.0 million in Directors and Officers insurance expense during the period. This was offset by an increase in stock-based compensation of $3.2 million, an increase in executive bonuses and other personnel costs of $3.8 million and an increase related to our executive transition of $1.0 million.

Depreciation, amortization and long-lived assets impairment

	Year ended December 31,
	2023		2022		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Depreciation, amortization and long-lived assets impairment	$12,996	9.3%	$6,143	4.8%	$6,853	111.6%
Depreciation, amortization and long-lived assets impairment expenses increased $6.9 million, or 112%, from $6.1 million in the year ended December 31, 2022 to $13.0 million in the year ended December 31, 2023. The increase was partially driven by an impairment of approximately $2.3 million related to our legacy measurement product. In addition, there was an increase of $1.5 million of amortization expense for TVS intangible assets during the period as well as increase of $3.2 million amortization expenses of internal-use software projects. This was partially offset by $0.5 million of impairment charges related to the abandonment of certain project related to our internal software development in 2022.
Goodwill impairment

	Year ended December 31,
	2023		2022
	(in thousands)	% of Revenue	(in thousands)	% of Revenue	$ Variance	% Variance
Goodwill impairment	14,503	10.4%	—	—%	14,503	100%
Goodwill impairment was $14.5 million in the year ended December 31, 2023. There was no such charge in the year ended December 31, 2022. The continued decline in the Company’s stock price during the second quarter of 2023 was viewed as a triggering event, which required an assessment for possible goodwill impairment as of June 30, 2023. We performed this assessment during the six months ended June 30, 2023 and determined that the fair value of the reporting unit did not exceed its carrying value during the three months ended June 30, 2023. The fair value was determined based on the market approach. As a result of this assessment, the Company recorded a goodwill impairment in the amount of $14.5 million as of June 30, 2023. There was no additional goodwill impairment recorded in the year ended 2023.
Finance income, net

	Year ended December 31,
	2023		2022		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Finance income, net	$(3,420)	(2.4)%	$(13,348)	(10.5)%	$9,928	(74.4)%
Finance income, net decreased $9.9 million, or 74%, from $13.3 million income in the year ended December 31, 2022 to $3.4 million income in the year ended December 31, 2023. This was predominantly driven by changes in the fair value of our warrants.
Taxes on income

	Year ended December 31,
	2023		2022		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Taxes on income	$2,374	1.7%	$2,017	1.6%	$357	17.7%
Tax expense increased $0.4 million, or 18%, from $2.0 million in the year ended December 31, 2022 to $2.4 million in the year ended December 31, 2023. The change was primarily due to the capitalization of R&D costs in the US (Section 174), provision to return adjustments, non-deductible stock based compensation, and the non-deductible nature of the goodwill impairment.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the ION Transaction, as well as borrowings under our credit facilities.
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $50.0 million and net working capital, consisting of current assets less current liabilities, of $76.1 million. As of December 31, 2023, we had an accumulated deficit of $182.8 million, $76.0 million thereof resulted from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the ION Transaction.
We believe our existing cash and cash equivalents and anticipated net cash provided by operating activities, together with available borrowings under our credit facility, will be sufficient to meet our cash needs and working capital requirements for at least the next twelve months. However, if our operating performance during the next twelve months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We are closely monitoring the effect that current economic conditions may have on our working capital requirements. To date, the war in Israel has not had a material negative impact on our cash flow or liquidity. Our future capital requirements and the adequacy of available funds will depend on many factors.
Sources of Liquidity
Revolving Line of Credit
On August 4, 2022, two of our wholly owned subsidiaries, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15.0 million to $50.0 million (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate which is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The maturity date of the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, is June 30, 2025. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement and is secured by substantially all of the Company’s assets and continues to place limitations on indebtedness, liens, distributions, investments, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreement.
Prior to the 2023 Modification Agreement, the New Revolving Credit Facility bore interest at an annual rate which was the greater of (a) WSJ Prime Rate plus 0.75% or (b) 4.25%.
The New Revolving Credit Facility requires us to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” determines as our unrestricted cash plus accounts receivable, net, determined according to US GAAP. We are also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, if we do not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
As of December 31, 2023, we were in compliance with all covenants.
Throughout the reporting period, the Company utilized the credit line on an as needed basis. The amounts drawn and repaid range from $5.0 million to $15.0 million. As of December 31, 2023 and 2022, the Company utilized $20.0 million of the $50.0 million credit line and on January 11, 2024, the amount was repaid.
We recognize interest expenses in finance expenses (income), net in the consolidated statements of operations. Interest expense for the years ended December 31, 2023 and 2022 was $1.5 million and $0.7 million, respectively.
Uses of Liquidity
From time to time, we have utilized short-term certificates of deposit in order to maximize the use of cash on hand.

Cash Flows
Year ended December 31, 2023 as Compared to Year ended December 31, 2022
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$12,440	$(11,561)
Net cash used in investing activities	(479)	(119,426)
Net cash provided by financing activities	794	11,800
Effect of exchange rates on cash, cash equivalents and restricted cash	(729)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$12,026	$(119,187)
Operating Activities
Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our customers and payments to our vendors, as well as increases in personnel related expenses as we scale our business. The timing of cash receipts from customers and payments to vendors and providers can significantly impact our cash flows from operating activities. Seasonality is expected to impact cash flows from operating activities quarterly.
Cash provided by (used in) operating activities is calculated by adjusting our net loss for changes in working capital, excluding non-cash items such as depreciation, amortization and long-lived assets impairment, goodwill impairment, stock-based compensation and changes in fair value of warrants.
For the year ended December 31, 2023, net cash provided by operating activities was $12.4 million. Net loss, after adjusting for non-cash charges generated $12.3 million in cash. Changes in working capital provided $0.1 million in cash.
For the year ended December 31, 2022, net cash used in operating activities was $11.6 million. Net loss, after adjusting for non-cash charges used $13.2 million in cash. Changes in working capital provided $1.6 million in cash.
The decrease in cash from working capital in 2023 compared to the prior period was mainly due to an increase in trade receivables of $2.7 million, an increase in prepaid expenses and other assets of $2.9 million due to the timing of payments for some of our subscriptions and a decrease in trade payables of $0.6 million. A decrease in net lease obligations used $0.5 million in cash. This was offset by cash generated of $6.8 million from accrued expenses and other liabilities and employee related accruals due to the timing of tax, other and employee payments.
Investing Activities
For the year ended December 31, 2023, we used $0.5 million of net cash in investing activities compared to net cash used in investing activities of $119.4 million for the year ended December 31, 2022. The decrease in use of cash was primarily driven by cash consideration paid of $99.1 million to acquire TVS in 2022 and the $10.0 million decrease in short-term deposits, which was terminated in March 2023.
Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities was $0.8 million compared to $11.8 million in 2022. The decrease in cash provided was primarily due to a drawdown of our credit facility of $14.0 million in the prior period, offset by the amount of acquisition costs of $3.2 million.

Free Cash Flow (non-GAAP measure)
The following table reconciles Free Cash Flow, which is a non-GAAP measures, to net cash provided by operating activities:

	Years ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$12,440	$(11,561)	$(2,421)
Loss on foreign exchange, net	(729)	*)	*)
Capital expenditures	(10,314)	(10,449)	(3,143)
Free Cash Flow	$1,397	$(22,010)	$(5,564)
*) foreign exchange impact on cash was immaterial
See Key Metrics and Non-GAAP Financial Measures below for details regarding management’s use of this non-GAAP measure.
Contractual Obligations and Known Future Cash Requirements
Lease Commitments
Our lease commitments predominantly relate to rented office and/or work space. We rent facilities under operating lease agreements that expire on various dates, the latest of which is in 2034 excluding any options for renewal. The minimum rental payments under operating leases for rental of premises as of December 31, 2023 for the next five years totaled $1.9 million, which is comprised of $1.2 million and $0.7 million in the next twelve months and more than twelve months, respectively. Other operating leases are immaterial. On February 7, 2024, the Company amended its principal lease agreement extending the term to 2034. The lease contains a one time option to lease additional space and a one time five year renewal option. The Company expects to pay approximately $15.4 million in rent over the lease term.
Pledges and Bank Guarantees
In connection with the first loan agreement with with Silicon Valley Bank, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.8 million of pledged bank deposits as of December 31, 2023. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our office lease agreements in the US as of December 31, 2023.
Other Commitments
As of December 31, 2023, the Company had accrued a total of $1.0 million for future cash payments related to executive transition, of which $0.3 million will be paid during the first quarter of 2024 and the remainder, or $0.7 million, will be paid during the second quarter of 2024.
Key Metrics and Non-GAAP Financial Measures
In addition to our results determined in accordance with US GAAP, we believe that certain non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin percent and Free Cash Flow. We use Adjusted EBITDA, Adjusted EBITDA margin percent and Free Cash Flow as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are also useful to investors for period-to-period comparisons of our core business as well as comparisons to peers as similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to evaluate business in our industry. Additionally, these figures provide an understanding and evaluation of our trends when comparing our operating results, on a consistent basis, by excluding items that we do not believe are indicative of our core operating performance. However, these non-GAAP financial measures should not take the place of GAAP financial measures in evaluating our business.

Adjusted EBITDA and Adjusted EBITDA Margin Percent
Adjusted EBITDA and Adjusted EBITDA margin percent are useful in evaluating our business. We calculate defined Adjusted EBITDA as consolidated net loss before depreciation and amortization and long-lived asset impairment, goodwill impairment, stock-based compensation expense finance (income) expenses, net transaction related expenses, acquisition related expenses, retention bonus expenses, legal claims, severance costs, other and taxes on income. We calculate Adjusted EBITDA margin percent as Adjusted EBITDA divided by total revenue. We believe that Adjusted EBITDA and Adjusted EBITDA margin percent permit a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. The following table presents a reconciliation from net loss, which is the most directly comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA margin percent, non-GAAP financial measures as used by management:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(31,911)	$(18,410)	$(11,472)
Net loss margin percent	(22.8)%	(14.5)%	(12.7)%
Depreciation, amortization and long-lived asset impairment	12,996	6,143	661
Goodwill impairment	14,503	—	—
Stock-based compensation	20,000	13,878	3,273
Finance (income) expense, net (a)	(3,420)	(13,348)	4,386
Transaction related expenses (b)	—	393	7,200
Acquisition related expenses (c)	—	4,971	161
Retention bonus expenses (d)	662	3,152	—
Legal claims	1,656	1,506	—
Severance cost	2,123	755	—
Other	436	168	—
Taxes on income	2,374	2,017	1,237
Adjusted EBITDA	$19,419	$1,225	$5,446
Adjusted EBITDA margin percent	13.9%	1.0%	6.0%
(a) Finance expense (income), net consists mostly of remeasurement related to revaluation of our warrants, remeasurement of our foreign subsidiary’s monetary assets, liabilities and operating results, and our interest income and expense.
(b) Transaction related expenses consist of cost related to the SPAC merger transaction.
(c) Acquisition related expenses consists of professional fees associated with the acquisition of TVS.
(d) Retention bonus expenses consists of retention bonus for TVS employees.

Other companies in our industry may calculate the above described non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP financial measures supplementary.
We use Adjusted EBITDA, Adjusted EBITDA margin percent and Free Cash Flow as measures of operational efficiency to understand and evaluate our core business operations and are utilized in our own operational and financial decision-making. We believe that these non-GAAP financial measures are also useful to investors for period-to-period comparisons of our core business as well as comparisons to peers as similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to evaluate businesses in our industry. We believe these figures provide an understanding and evaluation of our trends when comparing our operating results, on a consistent basis, by excluding items that we do not believe are indicative of our core operating performance. However, these non-GAAP financial measures should not take the place of GAAP financial measures in evaluating our business.

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
•they do not reflect our interest expense or the cash requirements necessary to service interest or principal payments on our debt; and
•although depreciation and amortization are non-cash charges related mainly to intangible assets and amortization of software development costs, certain assets being depreciated and amortized will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less capital expenditures and the impact of foreign exchange on cash. For further discussion on free cash flow, including a reconciliation to cash flows provided by operating activities, refer to Liquidity and Capital Resources section of this document.
Other companies in our industry may calculate the above described non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP financial measures only supplementally.
Operational Metrics
In addition, Innovid’s management considers the number of core clients, annual core clients retention and annual core clients net revenue retention in evaluating the performance of the business. These metrics are reported annually. Core client retention is defined as the percentage of core clients retained by Innovid as compared to the prior year period. Net revenue retention is defined as the percentage of revenue retained from existing core customers as compared to the prior year period. Prior to our acquisition of TVS in 2022, our definition of a core client was limited to advertisers that generated at least $100,000 of annual revenue. Following our acquisition of TVS, we have included publishers as core clients. For the year ended December 31, 2023, our net revenue retention was 101% and our core client retention was 91%.
For the year ended December 31, 2022, our net revenue retention based on prior methodology, which did not include publishers, was 111%. Our core client retention was 90%.

Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Revenue Recognition
Most of the Company’s revenue is derived from providing digital ad solutions, where the Company provides a cloud based ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s cloud based ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
InnovidXP, the Company’s cloud based cross-platform for TV ad measurement solution, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. The customers get insights into the effectiveness of their TV and digital advertising.

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
Revenue related to creative projects are recognized when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
The Company’s accounts receivable, consist primarily of receivables related to providing products and services described above, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.
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
Deferred revenue represents mostly unrecognized fees billed or collected for measurement platform services. Deferred revenue is recognized as (or when) we perform under the contract.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Most of the Company’s commissions are commensurate. If commissions are not eligible for the practical expedient, the Company capitalizes these commissions. The term of amortization of capitalized commissions is three years.
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
As of December 31, 2023, the Company’s warrant liability represents the warrants that were assumed in the Transaction, which were originally issued in connection with ION’s initial public offering. The Company’s Warrants are recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date.
The Company determines the fair value of the warrants by using the closing price of the Company’s warrants.
As of December 31, 2023, almost all of the Company’s private warrants were transferred by the original holders and therefore are no longer classified as Level 3. Gains and losses from the remeasurement of the warrants liability are recognized in finance (income) expenses, net in the consolidated statements of operations.
As of December 31, 2022, the Company’s private warrants were classified as Level 3 and were valued based on a Black-Scholes option pricing model.
Stock-based compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with time based vesting is determined using the Black-Scholes option pricing model. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. The determination of the fair value of the Company’s stock option awards is based on a variety of factors including Company’s common stock price, risk-free interest rate, expected volatility, expected life of awards and dividend yield. The Company has limited option exercise history and has elected to estimate the expected life of the stock option awards using the “simplified method” with the continued use of this method extended until such time that the Company has sufficient exercise history. The expected volatility of the price of such stocks is based on volatility of similar companies whose stock prices are publicly available over a historical period equivalent to the option’s expected term. The dividend yield is based on the Company’s historical and future expectation of dividends payouts. Historically, the Company has not paid cash dividends. Risk-free interest rates are based on the yield from US Treasury zero-coupon bonds with a term equivalent to the expected term of the options.
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
The development of the Company’s measurement product in 2023, prompted the Company to assess whether an impairment loss should be recorded on its legacy measurement product. As result of this assessment, the Company has concluded that its legacy measurement product is not recoverable and that an impairment loss should be recognized. The Company used the income approach to measure the impairment loss, and for the year ended December 31, 2023 recorded impairment losses of $2.3 million.
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
Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill would be reassigned using a relative fair value allocation approach. The Company operates in one operating segment, and this segment is the only reporting unit.

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
During the second quarter of 2023, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its reporting unit. As a result, the Company performed a quantitative assessment of its reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. As a result of this assessment, the Company recorded a goodwill impairment charge of $14.5 million.

The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. The Company performed its annual goodwill impairment test on October 1, 2023, and the Company concluded that no additional goodwill impairment should be recorded. There were no impairments of goodwill during the year ended December 31, 2022.

Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Customer relationships and acquired technology are amortized on a straight-line basis over the estimated useful life of the assets: approximately 11 years and 6 years, respectively. Amortization of customer relationships and acquired technology is presented within depreciation, amortization and long-lived assets impairment in the consolidated statement of operations.
During the year ended December 31, 2023, the Company decided to stop using the trade name. As a result, the Company reassessed the amortization of the trade name. As of December 31, 2023, the trade name was fully amortized.
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the three-year estimated useful life. The amortization is presented within depreciation and amortization in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company capitalized internal-use software cost of $10.8 million and $11.1 million, respectively. During the year ended December 31, 2022, the Company recorded impairment charges included in depreciation, amortization and long-lived assets impairment in the consolidated statement of operations of $0.5 million due to the abandonment of certain internal use software projects.
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
On December 20, 2017, Congress passed the (“US Tax Act”). The US Tax Act requires complex computations to be performed that were not previously required by US tax law, significant judgments to be made in interpretation of the provisions of the US Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The US Tax Act provides that a person who is a US shareholder of any controlled foreign corporation (“CFC”) is required to include its Global Intangible Low-Taxed Income (“GILTI”) in gross income for the tax year in a manner generally similar to that for Subpart F inclusions. The term “global intangible low-taxed income” is defined as the excess (if any) of the US shareholder’s net CFC tested income for that tax year, over the US shareholder’s net deemed tangible income return for that tax year. The Company’s policy is to treat GILTI as a period expense in the provision for income taxes.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Innovid Corp. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in temporary equity and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with US generally accepted accounting principles.
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

We have served as the Company’s auditor since 2007.
Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
February 29, 2024	A Member of EY Global

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$49,585	$37,541
Short-term bank deposits	165	10,000
Trade receivables, net (allowance for credit losses of $321 at December 31, 2023 and $65 at December 31, 2022, respectively)	46,420	43,653
Prepaid expenses and other current assets	5,450	2,640
Total current assets	101,620	93,834
Long-term deposit	264	277
Long-term restricted deposits	412	430
Property and equipment, net	18,419	14,322
Goodwill	102,473	116,976
Operating lease right of use asset	1,435	2,910
Intangible assets, net	24,318	29,918
Other non-current assets	1,014	938
Total non-current assets	148,335	165,771
TOTAL ASSETS	$249,955	$259,605

LIABILITIES AND STOCKHOLDER’ EQUITY
Trade payables	$2,810	$3,361
Employees and payroll accruals	14,060	10,165
Lease liabilities - current portion	1,200	2,186
Accrued expenses and other current liabilities	7,426	5,474
Total current liabilities	25,496	21,186
Long-term debt	20,000	20,000
Lease liabilities - non-current portion	634	1,636
Other non-current liabilities	7,528	6,554
Warrants liability	307	4,301
Total non-current liabilities	28,469	32,491
TOTAL LIABILITIES	53,965	53,677
COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock: $0.0001 par value - Authorized: 500,000,000 at December 31, 2023 and December 31, 2022; Issued and outstanding: 141,194,179 and 133,882,414 at December 31, 2023, and December 31, 2022, respectively	13	13
Additional paid-in capital	378,774	356,801
Accumulated deficit	(182,797)	(150,886)
TOTAL STOCKHOLDERS’ EQUITY	195,990	205,928
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,955	$259,605
The accompanying notes are an integral part of the consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Revenue	$139,882	$127,117	$90,291
Cost of revenue (1)	33,805	30,187	17,698
Research and development (1)	26,878	31,118	24,299
Sales and marketing (1)	45,571	50,266	32,841
General and administrative (1)	39,086	39,144	20,641
Depreciation, amortization and long-lived assets impairment	12,996	6,143	661
Goodwill impairment	14,503	—	—
Operating loss	(32,957)	(29,741)	(5,849)
Finance (income) expenses, net	(3,420)	(13,348)	4,386
Loss before taxes	(29,537)	(16,393)	(10,235)
Taxes on income	2,374	2,017	1,237
Net loss	(31,911)	(18,410)	(11,472)
Accretion of preferred stock to redemption value	—	—	(77,063)
Net loss attributable to common stockholders	$(31,911)	$(18,410)	$(88,535)
Net loss per share attributable to common stockholders (2)
Basic and diluted	$(0.23)	$(0.14)	$(3.31)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders (2)
Basic and diluted	138,577,786	130,756,484	26,745,020
The accompanying notes are an integral part of the consolidated financial statements.
(1) Exclusive of depreciation, amortization and long-lived assets impairment.
(2) 2021 results have been adjusted to reflect the exchange of Innovid Inc’s common stock for Innovid Corp’s common stock at an exchange ratio of approximately 1.337 because of the Transaction.

INNOVID, CORP. AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Temporary equity		Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	73,690,340	$86,997	16,275,609	$2	1,914,328	$(1,629)	$10	$(48,113)	$(49,730)
Accretion of preferred stocks to redemption value	—	77,063	—	—	—	—	(4,172)	(72,891)	(77,063)
Conversion of redeemable convertible preferred stock into common stock	(73,690,340)	(164,060)	73,690,340	7	—	—	164,053	—	164,060
Reverse recapitalization, net	—	—	25,154,340	3	(1,914,328)	1,629	124,394	—	126,026
Conversion of Legacy Innovid Warrants	—	—	507,994	—	—	—	5,080	—	5,080
Warrant exercised**	—	—	132,392	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,273	—	3,273
Stock options exercised	—	—	3,256,705	*	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	—	—	(11,472)	(11,472)
Balance as of December 31, 2021	—	$—	119,017,380	$12	—	$—	$293,719	$(132,476)	$161,255
Common stock and equity awards issued for acquisition of TVS	—	—	11,549,465	1	—	—	47,151	—	47,152
Stock-based compensation	—	—	—	—	—	—	14,945	—	14,945
Stock options exercised and RSUs vested	—	—	3,315,569	*	—	—	986	—	986
Net loss	—	—	—	—	—	—	—	(18,410)	(18,410)
Balance as of December 31, 2022	—	$—	133,882,414	$13	—	$—	$356,801	$(150,886)	$205,928
Stock-based compensation	—	—	—	—	—	—	21,179	—	21,179
Stock options exercised and RSUs vested	—	—	7,311,765	*	—	—	794	—	794
Net loss	—	—	—	—	—	—	—	(31,911)	(31,911)
Balance as of December 31, 2023	—	$—	141,194,179	$13	—	$—	$378,774	$(182,797)	$195,990
The accompanying notes are an integral part of the consolidated financial statements.
*Represents an amount less than $1.
** The warrant was exercised in November 2021 and was net share settled.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(31,911)	$(18,410)	$(11,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and long-lived assets impairment	12,996	6,143	661
Goodwill impairment	14,503	—	—
Stock-based compensation	20,000	13,781	3,273
Change in fair value of warrants	(3,994)	(14,671)	762
Founders notes forgiven	—	—	459
Transaction costs allocated to warrants	—	—	2,750
Loss on foreign exchange, net	729	—	—
Changes in operating assets and liabilities
Trade receivables, net	(2,767)	(4,045)	(618)
Prepaid expenses and other assets	(2,872)	755	(1,823)
Operating lease right of use assets	1,764	1,831	—
Trade payables	(551)	(622)	1,500
Employees and payroll accruals	3,895	1,710	1,236
Operating lease liabilities	(2,277)	(2,335)	—
Accrued expenses and other liabilities	2,925	4,302	851
Net cash provided by / (used in) operating activities	12,440	(11,561)	(2,421)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(99,097)	—
Internal use software capitalization	(9,630)	(9,961)	(2,594)
Purchase of property and equipment	(684)	(488)	(549)
Founders’ note receivable	—	—	(459)
Investment in short-term bank deposits	(165)	(10,000)	—
Withdrawal of short-term bank deposits	10,000	—	—
Other deposits	—	120	(85)
Net cash used in) investing activities	(479)	(119,426)	(3,687)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net	—	—	149,252
Proceeds from loans	35,000	14,000	—
Loan repayment	(35,000)	—	(3,033)
Repayment of acquisition liability	—	—	(126)
Payment of SPAC merger transaction costs	—	(3,185)	—
Proceeds from exercise of options	794	985	1,081
Net cash provided by financing activities	794	11,800	147,174
Effect of exchange rates on cash, cash equivalent and restricted cash	(729)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	12,026	(119,187)	141,066
Cash, cash equivalents and restricted cash, beginning of the year	37,971	157,158	16,092
Cash, cash equivalents and restricted cash, end of the year	$49,997	$37,971	$157,158
Supplemental disclosures:
Income taxes paid, net of tax refunds	$1,508	$785	$535
Interest paid	$1,451	$675	$259
Non-cash transactions:
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$164,060
Conversion of Legacy Innovid Warrants	$—	$—	$5,080
Accretion of preferred stocks to redemption value	$—	$—	$77,063
Accrued transaction cost, not yet paid	$—	$—	$3,185
Business combination consideration paid in stock	$—	$47,152	$—
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$49,585	$37,541	$156,696
Long-term restricted deposits	412	430	462
Total cash, cash equivalents, and restricted cash	$49,997	$37,971	$157,158
The accompanying notes are an integral part of the consolidated financial statements.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. DESCRIPTION OF BUSINESS
Innovid Corp. together with its consolidated subsidiaries, the “Company” or “Innovid”, is an enterprise software platform for the creation, delivery, measurement, and optimization of advertising across connected TV (“CTV”), mobile and desktop environments. We provide critical technology infrastructure for many of the world’s largest brands, agencies, and publishers, and empower them to create ad-supported TV experiences people love. Our cloud-based platform tightly integrates with the highly fragmented advertising technology and media ecosystem, and includes three key solutions: ad serving, creative personalization, and measurement.
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020 and Innovid, Inc. was the surviving entity following the completion of the merger with ION on November 30, 2021 (the “Transaction”) as described below.
On November 30, 2021, ION consummated a series of merger transactions, whereby it acquired the business of Innovid Inc. Immediately following these mergers, ION changed its name to “Innovid Corp.” In addition, ION entered into certain subscription agreements (“PIPE Investment”). Further, in connection with the closing of the Transaction, PIPE investors purchased equity securities of Innovid Inc. stockholders (the “Secondary Sale Transaction”) for an aggregate purchase price of $68,855.
Upon the consummation of the Transaction. all outstanding shares of Innovid Inc. common stock, Innovid Inc. redeemable convertible preferred stock, Innovid Inc. warrants, and Secondary Sale Transaction were exchanged for 93,787,278 shares of common stock in Innovid Corp. Each share of Innovid Inc. redeemable convertible preferred stock and common stock was converted into the right to receive approximately 1.337 shares of the common stock of the Company. Innovid Corp. received approximately $149,252 in cash proceeds, net of transaction costs paid. As a result of the Transaction, the Company assumed the outstanding Public Warrants to purchase 3,162,500 shares of the Company’s common stock and the outstanding Private Warrants to purchase 7,060,000 shares of the Company’s common stock. Refer to Note 11, Warrants for further details.
On February 28, 2022, the Company completed the acquisition of all outstanding shares of TVSquared (“TVS”), an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland in a combination of cash and stock and stock option issuances. See Note 3, Acquisition for further details.
Innovid Corp.’s common stock and warrants have been traded on the NYSE under the symbols “CTV” and “CTV.WS,” respectively, since December 1, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for annual financial information and the instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying consolidated financial statements include its accounts and those of its wholly-owned subsidiaries; all intercompany activity and balances have been eliminated. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets of the Company as of December 31, 2023 and 2022 and the consolidated results of operations and cash flows for the years ended December 31, 2023, 2022 and 2021.
Prior Period Reclassification
In the second quarter of 2022, the Company reclassified amounts recorded for depreciation, amortization and impairment expenses and presented them as a separate line item on its consolidated statements of operations. Additionally, the Company no longer presents gross profit as a subtotal on its consolidated statements of operations. All prior periods have been adjusted.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates and assumptions are related, but not limited to income tax uncertainties, deferred taxes, share-based compensation, as well as the fair value of assets acquired, and liabilities assumed in business combinations. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Global Events
A number of Company’s employees, including some senior employees and two of our directors are residents of Israel. As of today, the Company’s business operations have not been disrupted to any significant extent and the Company does not anticipate any material impact to operations going forward amidst the war in Israel. All of our infrastructure and internal networks are cloud-based and are located outside of Israel. Key systems and IT functions are distributed globally, and our customer care and sales teams are situated mainly in the US, the UK and Argentina. Our office in Israel is primarily a research and development facility and is one of three of our worldwide research and development facilities.
Accounting Policies
Functional currency
A majority of the Company’s revenue is generated in US dollars. A substantial portion of the Company’s costs are incurred in US dollars. The Company’s management believes that the US dollar is the currency of the primary economic environment in which the Company and each of its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the US dollar. Accordingly, accounts maintained in currencies other than the US dollar are re-measured into US dollars. All translation gains and losses resulting from the re-measurement of monetary assets and liabilities that are not denominated in the functional currency are recorded in finance (income) expenses, net on the consolidated statements of operations.
Cash and cash equivalents
Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired.
Short-term bank deposits
The Company utilizes short-term deposits in order to maximize the use of cash on hand. As of December 31, 2023, the Company’s foreign subsidiary held deposits in local financial institutions with earnings that align with the country’s rate of inflation. As of December 31, 2022, the Company had deposits of $10,000 with original maturities greater than 90 days at 4.1% interest held with a US financial institution.
Restricted deposits
Restricted deposits, presented in prepaid expenses and other current assets and in long-term restricted deposits, are deposits used as security for the Company’s credit cards and for the rental of premises, respectively. As of December 31, 2023 and 2022, the Company’s restricted deposits are denominated in New Israeli Shekels (“NIS”) and bore interest at weighted average interest rates of 4.4% and 0.01%, respectively. Restricted deposits are presented at their cost, including accrued interest.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Trade receivable, net
The Company records trade receivables for amounts invoiced and yet unbilled invoices. The Company’s expected loss allowance methodology for trade receivables is based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company's consolidated statements of operations.
Property and equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and impairment loss. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Years
Computers and peripheral equipment	3
Office furniture and equipment	5-7
Leasehold improvements	The shorter of the lease term or the useful life of the asset
Internal-use software	3
Software development costs
Software development costs, which are included in property and equipment, net, consist of capitalized costs related to purchase and develop internal-use software. The Company uses such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and personnel-related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the three-year estimated useful life. The amortization is presented within depreciation and amortization in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company capitalized internal-use software cost of $10,809 and $11,143, respectively. During the year ended December 31, 2022, the Company recorded impairment charges included in depreciation, amortization and long-lived assets impairment in the consolidated statement of operations of $547 due to the abandonment of certain internal use software projects.
Business combinations
The Company accounts for business combinations by applying the provisions of ASC 805, Business Combination (“ASC 805”) and allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.
Acquisition-related expenses are expensed as incurred.
Goodwill and acquired intangible assets
Goodwill and acquired intangible assets recorded in the Company's financial statements result from various business combinations. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized as it is estimated to have an indefinite life. As such, goodwill is subject to an annual impairment test.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach. The Company operates in one operating segment, and this segment is the only reporting unit.
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
During the second quarter of 2023, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its reporting unit. As a result, the Company performed a quantitative assessment of its reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. As a result of this assessment, the Company recorded a goodwill impairment charge of $14,503.

The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. The Company performed its annual goodwill impairment test on October 1, 2023, and the Company concluded that no additional goodwill impairment should be recorded. There were no impairments of goodwill during the years ended December 31, 2022 and 2021. Refer to Note 6, Goodwill and Intangible Assets for further details.

Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Customer relationships and acquired technology are amortized on a straight-line basis over the estimated useful life of the assets; approximately 11 years and 6 years, respectively. Amortization of customer relationships and acquired technology is presented within depreciation, amortization and long-lived assets impairment in the consolidated statement of operations.
During the year ended December 31, 2023, the Company decided to stop using the trade name. As a result, the Company reassessed the amortization period of the trade name. As of December 31, 2023, the trade name was fully amortized.
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
The development of the Company’s measurement product in 2023, prompted the Company to assess whether an impairment loss should be recorded on its measurement legacy product. As result of this assessment, the Company has concluded that its legacy measurement product is not recoverable and that an impairment loss should be recognized. The Company used the income approach to measure the impairment loss and for the year ended December 31, 2023, recorded an impairment loss of $2,253.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Leases
Innovid's lease portfolio primarily consists of real estate properties. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. Innovid does not separate lease components from non-lease components.
The Company is a lessee in all its lease agreements. The Company records lease liabilities based on the present value of lease payments over the lease term. Innovid generally uses an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company's control. Optional renewal periods are included in the lease term when it is reasonably certain that the Company will exercise its option.
Variable lease payments are primarily related to payments to lessors for taxes, maintenance, insurance, and other operating costs. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.
Fair value of financial instruments
The Company applies a fair value framework to measure its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees and payroll accruals, accrued expenses and other current liabilities and current portions of long term debt. Their historical carrying amounts are approximate fair values due to the short-term maturities of these instruments.
The Company’s investments in money market funds are classified as cash equivalents and measured at fair value. The Company measures its warrants liability at fair value.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The goodwill impairment recorded in the year ended December 31, 2023 was estimated using the Company's stock price, a Level 1 input, adjusted for an estimated control premium.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,264	$—	$—
Liabilities:
Warrants liability	$307	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,948	$—	$—
Certificates of deposit	$—	$20,000	$—
Liabilities:
Warrants liability	$1,265	$—	$3,036
The change in the fair value of the Level 3 warrant liability is summarized below:

	December 31,
	2023	2022
Beginning of the year	$3,036	$15,462
Change in fair value	(2,330)	(12,426)
Transfer to level 1	(706)	—
End of the year	$—	$3,036

Certificates of deposit represented deposits with certain financial institutions with maturities up to 180 days. These amounts are included in cash equivalents and short-term bank deposits on our consolidated balance sheet and are carried at cost, which approximates fair value.
As of December 31, 2023, the Company’s warrant liability represents the warrants that were assumed in the Transaction, which were originally issued in connection with ION’s initial public offering (refer to Note 11, Warrants). The Company’s warrants are recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. The Company determines the fair value of the warrants by using the closing price of the Company’s warrants.
As of December 31, 2023, almost all of the Company’s private warrants were transferred by the original holders and therefore are no longer classified as Level 3. Gains and losses from the remeasurement of the warrants liability are recognized in finance (income) expenses, net in the consolidated statements of operations.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
As of December 31, 2022, the Company’s private warrants were classified as Level 3 and were valued based on a Black-Scholes option pricing model for the private warrants were as follows:

December 31,
2022
Risk-free interest rate	4.07%
Expected dividends	—%
Expected term (years)	3.9
Expected volatility	85%
Accrued employee benefits
401(k) profit sharing plan
The Company has a 401(k) retirement savings plan with a safe harbor employer match with a maximum of 4% employer contribution for its eligible employees in the US. During the years ended December 31, 2023, 2022 and 2021 the Company recorded expenses for matching contributions in the amount of $1,204, $1,182 and $961, respectively.
Severance pay
The Israeli Severance Pay Law, 1963 (“Severance Pay Law”), specifies that employees are entitled to severance payment, following the termination of their employment. Under the Severance Pay Law, the severance payment is calculated as one-month salary for each year of employment, or a portion thereof.
The Israeli Subsidiary’s liability for all of its Israeli employees is covered by the provisions of Section 14 of the Severance Pay Law (“Section 14”). Under Section 14 employees are entitled to monthly deposits, at a rate of 8.3% of their monthly salary, continued on their behalf to their insurance funds. Payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company’s balance sheets.
Severance pay expenses for the years ended December 31, 2023, 2022 and 2021, amounted to approximately $830, $946 and $755, respectively.
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
On December 20, 2017, Congress passed the (“US Tax Act”). The US Tax Act requires complex computations to be performed that were not previously required by US tax law, significant judgments to be made in interpretation of the provisions of the US Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced the Act provides that a person who is a US shareholder of any controlled foreign corporation (“CFC”) is required to include its Global Intangible Low-Taxed Income (“GILTI”) in gross income for the tax year in a manner generally similar to that for Subpart F inclusions. The term “global intangible low-taxed income” is defined as the excess (if any) of the US shareholder’s net CFC tested income for that tax year, over the US shareholder’s net deemed tangible income return for that tax year. The Company’s policy is to treat GILTI as a period expense in the provision for income taxes.
Concentrations of credit risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, deposits and trade receivables, net. The majority of the Company’s cash and cash equivalents are invested in deposits with major banks in US, Israel and UK. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed federally insured limits. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk. The Company’s trade receivables, net are mainly derived from sales to customers located in the US, APAC, EMEA, and LATAM. The Company mitigates its credit risk by performing an ongoing credit evaluations of its customers’ financial conditions. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
During the years ended December 31, 2023, 2022 and 2021, two of the Company’s customers accounted for more than 10% of the Company’s total revenue as presented below:

	Year ended December 31,
	2023	2022	2021
Customer A	16%	11%	*)
Customer B	*)	10%	*)
* less than 10%
Stock-based compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with service conditions is calculated using a Black-Scholes option pricing model. The grant date fair value of stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period. The determination of the fair value of the Company’s stock option awards is based on a variety of factors including Company’s common stock price, risk-free interest rate, expected volatility, expected life of awards and dividend yield. The Company has limited option exercise history and has elected to estimate the expected life of the stock option awards using the “simplified method” with the continued use of this method extended until such time that the Company has sufficient exercise history. The expected volatility of the price of such stock is based on volatility of similar companies whose stock prices are publicly available over a historical period equivalent to the option’s expected term. The dividend yield is based on the Company’s historical and future expectation of dividends payouts. Historically, the Company has not paid cash dividends. Risk-free interest rates are based on the yield from US Treasury zero-coupon bonds with a term equivalent to the expected term of the options.
The Company accounts for forfeitures as they occur.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in financial (income) expenses, net in the consolidated statements of operations.
Revenue recognition
The majority of the Company’s revenue is derived from digital ad solutions, where the Company provides a cloud based ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s cloud based ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display, and other channels.
InnovidXP, the Company’s cloud based cross-platform TV Ad measurement solution, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. The customers get insights into the effectiveness of their TV and digital advertising.
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
Revenue related to ad serving is recognized when impressions are delivered via the Company’s ad serving platform. The Company recognizes revenue from the display of impression-based ads in the contracted period in which the impressions are delivered. Impressions are considered delivered when an ad is displayed to users.
Revenue related to Innovid XP solution is recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenue for these measurement services is recognized over the service period.
Revenue related to creative projects is recognized when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
The Company’s accounts receivable, consist primarily of receivables related to products and services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. The payment terms vary, mainly with terms of 60 days or less.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The typical contract term is 12 months or less for ASC 606 purposes. Most of the Company’s contracts can be cancelled without cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
The Company applies the practical expedient in ASC 606 and does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Deferred revenue represent mostly unrecognized fees billed or collected for measurement platform services. Deferred revenue is recognized as (or when) the Company performs under the contract.

Revenue from ad serving solutions via Innovid’s ad serving platform were 73.3%, 76.7%, and 93.6% of the Company’s revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Revenue from measurement subscriptions were 23.1%, 19.7% and 1.6% for the years ended December 31, 2023, 2022 and 2021, respectively. Creative services were 3.6%, 3.6% and 4.8% of the Company’s revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Most of the Company’s commissions are commensurate. If commissions are not eligible for the practical expedient, the Company capitalizes these commissions. Capitalized commissions are amortized over three years.
As of December 31, 2023 and 2022, capitalized commissions costs were immaterial.
Cost of revenue
Cost of revenue consists primarily of costs to run the cloud based ad serving and measurement platform and provide creative services. These costs include hosting fees, and ad serving fees, data costs, and personnel costs including stock-based compensation, professional services costs and facility related costs. The Company allocates overhead, including rent and other facility related costs, communication costs based on headcount.
Research and development
Research and development expenses consist primarily of personnel costs, including stock-based compensation, professional services costs, hosting and facility related costs. The Company allocatea overhead including rent and other facility related costs and communication costs based on headcount. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when the Company chooses to make more significant investments.
Research and development costs are expensed as incurred. ASC 350-40, Internal-Use Software (“ASC 350-40”), requires the capitalization of certain costs incurred during the application development stage. Any costs incurred for upgrades and functionality enhancements of the software are also capitalized.
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

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Net loss per common stock
Prior to the Transaction, the Company computed net loss per share using the two-class method as required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its preferred stock to be participating securities as the holders of the preferred stock would be entitled to dividends that would be distributed to the holders of common stock, on a pro-rata basis assuming conversion of all preferred stock into common stock.
These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.
Following the Transaction, basic net income (loss) for each reporting period is computed by divided net income (loss) by the weighted-average number of ordinary shares outstanding during that period. Diluted net loss per share is computed by dividing net income (loss) for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive stock of common stock are anti-dilutive.
Recently adopted accounting pronouncements
Credit Losses

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 requires enhanced qualitative and quantitative disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2023 and there was no material impact on our consolidated financial statements.

Leases
In February 2016, the FASB issued the ASU No. 2016-02, Leases (Topic 842). The standard outlines a comprehensive lease accounting model that supersedes the previous lease guidance and requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. The guidance also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Innovid adopted the standard in the first quarter of 2022 using the modified retrospective method. Results for reporting periods beginning after December 31, 2021, have been presented in accordance with the standard, while results for prior periods have not been adjusted and continue to be reported in accordance with the Company's historical accounting. The cumulative effect of initially applying the new lease standard was recognized as an adjustment to the opening consolidated balance sheet as of January 1, 2022.
The Company elected a package of practical expedients for leases that commenced prior to January 1, 2022, and did not reassess historical conclusions on: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases.
This standard had a significant impact on our consolidated balance sheet but did not have a significant impact on the Company’s consolidated statements of operations. The most significant effects relate to the recognition ROU assets and lease liabilities on interim consolidated balance sheet for real estate and vehicle operating leases.
Upon adoption, the Company recognized lease liabilities and corresponding ROU assets, adjusted for the accrued rent and remaining lease incentives received on the adoption date, as follows:

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	January 1, 2022
	ROU assets	Lease liabilities
Real estate	$3,928	$5,482
Vehicles	50	50
Total operating leases	$3,978	$5,532

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
Income taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intending to improve transparency of income tax disclosure by requiring income tax disclosures to contain consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This standard affects the disclosure of income taxes not the accounting for income taxes. This standard is effective for the Company for the annual period beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09.

Segments
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expense and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. This standard is effective for the Company for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07.

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
The acquisition of TVS has been accounted for as a business combination using the acquisition method of accounting. The Company finalized the purchase accounting for the TVS acquisition during the fourth quarter of 2022.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
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
Intangible assets related to technology and customer relationship and trade name were amortized over the estimated useful lives of approximately 6 years, 11 years and 4 years, respectively. During the year ended December 31, 2023, the Company decided to stop using the trade name, see Note 2, Summary of Significant Accounting Policies. The estimated fair values of identifiable intangible assets were determined using the "income approach", which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, competitive trends impacting the asset and each cash flow stream, as well as other factors.
Goodwill recognized from the acquisition of TVS represents the value of additional growth potential of the revenue base from the creation of a single combined global organization and synergies related to combined IT efforts for enhancement of the existing and acquired technologies. The goodwill is not deductible for tax purposes.
In addition to the purchase consideration, the Company entered into cash compensation arrangements with certain employees, which amounted to $9,700 in aggregate and are subject to certain performance and employment conditions following the acquisition date. As of December 31, 2023, the actual pay out under this arrangement is expected to be $3,905 of which $2,805 were paid and remainder will be paid in the first quarter of 2024.
The Company incurred approximately $5,000 in total transaction costs for the acquisition. Acquisition related transaction costs include legal, accounting fees and other professional costs directly related to the acquisition and were recognized in general and administrative in the consolidated statements of operations.
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of Innovid and TVS for the year ended December 31, 2022, and 2021 as if the acquisition of TVS had occurred on January 1, 2021:

	Year ended December 31,
	2022	2021
Revenue	$131,433	$112,147
Net loss	(14,634)	(37,195)

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Innovid and TVS. In order to reflect the occurrence of the acquisition on January 1, 2021, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired and the reclassification of acquisition-related costs incurred during the year ended December 31, 2022 and December 31, 2021. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company.
4. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consist of the following:

	December 31,
	2023	2022
Prepaid expenses	$4,027	$1,721
Deposits	127	99
Government authorities	193	204
Other current assets	1,103	616
Total	$5,450	$2,640

5. PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	December 31,
	2023	2022
Software development costs	$23,999	$13,190
Computers and peripheral equipment	1,814	2,283
Office furniture and equipment	705	665
Leasehold improvements	2,168	2,167
Total cost	28,686	18,305
Accumulated depreciation and impairment	(10,267)	(3,983)
Property and equipment, net	$18,419	$14,322
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $4,850, $1,626 and $630, respectively.

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill are as follows:

Amount
Balance at December 31, 2021	4,555
Acquisitions	112,421
Balance at December 31, 2022	116,976
Impairment	(14,503)
Balance at December 31, 2023	102,473

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
During the second quarter of 2023, the Company recorded a goodwill impairment charge of $14,503. See Note 2, Summary of Significant Accounting Policies for details.
Intangible assets
Intangible assets are amortized on a straight line basis over their estimated useful lives. Intangible assets are as follows:

		December 31, 2023			December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	9.2	16,898	(2,987)	13,911	$16,898	$(1,469)	$15,429
Acquired technology	4.2	15,275	(4,868)	10,407	15,275	(2,367)	12,907
Trade name		—	—	—	2,000	(418)	$1,582
Total		$32,173	$(7,855)	$24,318	$34,173	$(4,254)	$29,918
The weighted average useful life of our intangible assets at December 31, 2023 was 7.0 years. As described in Note 3, Acquisition, the Company acquired several intangible assets as part of the TVS acquisition. The intangible assets have no assigned residual values.
Amortization expense was $5,601, $3,850, and $33 during the years 2023, 2022, and 2021, respectively.
As of December 31, 2023, estimated future intangible amortization expense was as follows:

Amortization Expense
2024	$4,018
2025	4,018
2026	4,018
2027	4,018
2028	1,925
Thereafter	6,321
Total	$24,318
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Accrued expenses	$3,269	$3,544
Tax payables	2,590	1,325
Deferred revenue and advances from customers	1,506	426
Other current liabilities	61	179
Total	$7,426	$5,474

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
8. LEASES
The Company has the following operating right-of-use (“ROU”) assets and lease liabilities:

	December 31, 2023		December 31, 2022
	ROU assets	Lease liabilities	ROU assets	Lease liabilities
Real estate	$1,435	$1,834	$2,886	$3,801
Vehicles	—	—	24	21
Total operating leases	$1,435	$1,834	$2,910	$3,822

	December 31, 2023	December 31, 2022
	Lease liabilities	Lease liabilities
Current lease liabilities	$1,200	$2,186
Non-current lease liabilities	634	1,636
Total lease liabilities	$1,834	$3,822
Lease expense components recognized in the consolidated statement of operations was as follows:

	Year ended December 31,
	2023	2022
Operating lease cost	$1,897	$1,889
Short term lease cost	993	973
Variable lease cost	103	48
Total lease cost	$2,993	$2,910
As of December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases are 1.6 years and 5.5%, respectively.
Supplemental cash flow information regarding the company's operating leases was as follow:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$2,161	$2,162
ROU assets obtained in exchange for operating lease liabilities upon lease modification	$289	$610
Future minimum commitments under the Company’s operating lease were are follows:

December 31, 2023
2024	$1,220
2025	649
Thereafter	—
Total undiscounted lease payments	$1,869
Less: imputed interest	(35)
Total operating lease liabilities	$1,834

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Lease Disclosures Related to Periods Prior to the Adoption of ASU 2016-02 are as follows:
Operating lease expense for the year ended December 31, 2021 was $2,072.
Future minimum lease commitments under non-cancelable operating leases as of December 31, 2021, were as follows:

	Rental of premises	Lease of vehicles
2022	$2,486	$8
2023	1,844	—
2024	826	—
2025	770	—
Total	$5,926	$8

9. LONG-TERM DEBT
On August 4, 2022, two wholly owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate which is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The Company paid non-refundable commitment fees of $40 and $75 at inception and each subsequent anniversary of the modification date, respectively. A modification fee of $20 was paid on the date of the 2023 Modification Agreement. The maturity date of the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, is June 30, 2025. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement and is secured by substantially all of the Company’s assets and continues to place limitations on indebtedness, liens, distributions, investments, asset sales, transactions with affiliates and acquisitions and conduct of business, all as defined in the agreement.
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
Throughout the reporting period, the Company utilizes the credit line on an as needed basis. The amounts drawn and repaid range from $5,000 to $15,000. As of December 31, 2023 and December 31, 2022, the Company utilized $20,000 of the $50,000 credit line and on January 11, 2024, the amount was repaid. See Note 15, Finance Expense (Income), Net for interest expense.
As of December 31, 2023, the Company was in compliance with all the covenants.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
10. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

	December 31,
	2023	2022
Uncertain tax position	4,122	3,865
Deferred tax liability	—	489
Other non-current liabilities	3,406	2,200
Total	$7,528	$6,554
11. WARRANTS
As of December 31, 2023, the Company had 3,162,500 public warrants and 7,060,000 private warrants outstanding. During the year ended December 31, 2023, the majority of the private warrants (the “Transferred Private Warrants”) had been transferred from their initial holder to other transferees, making the Transferred Private Warrants terms now identical to the public warrants resulting in use of the same price for valuation purposes. The remaining amount of private warrants are immaterial.
The public warrants are exercisable in whole share increments; no fractional shares will be issued. The public warrants were exercisable on the later of (a) 30 after the completion of the Transaction and (b) one year from the closing of the Initial Public Offering. The public warrants expire five years from the completion of the Transaction or earlier upon redemption or liquidation. The public warrants may be redeemed by the Company at a price of $0.01 per warrant if the Company’s stock price equals or exceeds $18.00 during any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. If the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise the warrant prior to the scheduled redemption date.
The public warrants may be redeemed by the Company at a price of $0.10 per warrant if the Company’s stock price upon a minimum of 30 days’ prior written notice of redemption; if holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Innovid Corp. common stock equals or exceeds $10.00 during any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders. Upon a minimum of 30 days’ prior written notice of redemption; the warrant holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Company’s common stock.
The Company evaluated the warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity and concluded that the warrants do not meet all the conditions to be classified as equity pursuant to ASC 815-40. As the warrants do not meet all the requirements for equity classification, the Company warrants are recorded as liabilities on the balance sheets and measured at fair value with changes in fair value recognized in earnings. Refer to Note 2, Summary of Significant Accounting Policies, for details regarding the fair value of the Company’s warrants and see Note 15, Finance Expense (Income), Net for details regarding gains and losses related to the Company’s warrants.
12. COMMITMENTS AND CONTINGENT LIABILITIES
Pledges and bank guarantees:
1.In conjunction with the 2022 A&R Agreement (see Note 9, Long-term Debt), Innovid LLC. pledged 65,000 common stocks of its Israeli Subsidiary, NIS 0.01 par value each.
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $620 in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $231 in connection with its office lease agreements.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Other commitments:
As of December 31, 2023, the Company had accrued a total of $1,006 for future cash payments related to executive transition, of which $307 will be paid during the first quarter of 2024 and the remainder, or $699, will be paid during the second quarter of 2024.
Legal contingencies:
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen Company (US) LLC against TV Squared, alleging infringement of US Patent No. 10.063.078. On June 1, 2022, TV Squared moved to transfer the case to the Southern District of New York, which was granted on January 18, 2023. On March 23, 2023, TV Squared moved for judgment on the pleadings that the asserted claims of the Nielsen patent are invalid because they are patent ineligible under 35 U.S.C. 101. The Court has not yet ruled on TV Squared’s motion. Meanwhile, discovery commenced while the motion has been pending. The Court conducted a hearing to construe the patent claims on January 10, 2024, but has not issued a ruling yet following that hearing.
The close of fact discovery is currently set for April 8, 2024 and the date for close of expert discovery as June 28, 2024. However, the parties are in the process of submitting a request to the Court to extend those dates in light of several factors, including the lack of the Court’s ruling on the pending motions. No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of December 31, 2023, the Company did not record a loss contingency.
13. STOCKHOLDERS’ EQUITY
Stockholders’ equity
Shares of the Company’s common stock have been retrospectively adjusted to reflect the exchange ratio of 1.337 established in the Transaction.
Common stock
Rights and privileges of the Company’s common stock are as follows:
Voting Rights - The holders of the common stock are entitled to one vote for each share of common stock.
Dividend Rights - Subject to preferences that may be applicable to dividends of any outstanding preferred stock, dividends may be paid on the common stock as and when declared by the Board of Directors. Such dividends will be distributed among the holders of common stock pro rata in proportion of the number of common stock held by each.
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
Redemption Rights - None.
Options outstanding and options available for future option grants were retroactively adjusted to give effect to the exchange ratio.
Treasury stock
As of December 31, 2023 there is no treasury stock issued or outstanding.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
14. STOCK-BASED COMPENSATION
Stock Compensation Plans
The Innovid Corp. Incentive Plan (“2021 Incentive Plan”)
On November 30, 2021, the 2021 Incentive Plan was approved by the Company’s shareholders. A total number of common stock equal to 10% of the fully-diluted shares outstanding following the closing of the Transaction was initially authorized and reserved for issuance under the 2021 Incentive Plan, which amounted to 15,617,049 shares. The number of shares authorized and reserved for issuance will be subject to an annual increase for 10 years on the first day of each calendar year beginning January 1, 2022, equal to the lesser of (A) 5% of the aggregate number of shares of Company common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the board of directors of the Company. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Incentive Plan will be equal to 30% of the total number of issued and outstanding shares of Company common stock on a fully diluted basis as of the closing of the Transaction.
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
Under the 2021 Incentive Plan, stock options and restricted stock units (“RSUs”) may be granted to officers, directors, employees, and non-employee consultants of the Company. Stock options granted have a maximum term of 10 years from the date of grant and generally vest over four years from commencement of employment or services. Any options, which are forfeited or not exercised before expiration, become available for future grants. RSUs generally vest over three or four years.
Innovid Stock Plan (“Innovid Stock Plan")
Under the Innovid Stock Plan, stock options may be granted to officers, directors, employees and non-employee consultants of the Company. Stock options granted under the Innovid Stock Plan have a maximum term of 10 years from the date of grant. The options generally vest over four years from commencement of employment or services. Stock options that are forfeited or not exercised before expiration, are available for future grants under the Innovid Stock Plan. Since the effective date of the 2021 Incentive Plan, there are no future grants of awards from the Innovid Stock Plan. Upon the effectiveness of the Transaction, all outstanding stock options under the Innovid Stock Plan, whether vested or unvested, were converted into options to purchase a number of shares of common stock of the Company. Awards previously granted under the Innovid Stock Plan will continue to be subject to the provisions thereof.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Stock-based Compensation
Stock-based compensation expense under all plans was as follows:

	Year ended December 31,
	2023	2022	2021
Cost of goods sold	$1,801	$1,207	$43
Research and development	4,544	3,690	558
Sales and marketing	6,142	4,699	486
General and administrative	7,513	4,281	2,186
Total expensed	$20,000	$13,877	$3,273
Internal use software capitalization	1,179	1,165	—
Total stock-based compensation	$21,179	$15,042	$3,273
In connection with stock options granted to service providers and non-employee consultants, during the year ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense in the amount of $304, $1,190 and $262, respectively. The majority of the expense was recorded in general and administrative.
During the years ended December 31, 2023 and 2022, the Company capitalized stock-based compensation expense as part of internal software development projects and these amounts are included in property and equipment, net in our consolidated balance sheets. Stock-based compensation expense related to internal-use software projects for 2021 was immaterial.
Stock Options
Employees’ stock option activity under all plans was as follows:

	Year ended December 31, 2023
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	10,686,443	$1.15	6.9	$5,923
Granted	1,432,232	$1.33
Forfeited	(474,934)	$1.62
Expired	(278,998)	$1.81
Exercised	(1,907,402)	$0.46
Outstanding at December 31, 2023	9,457,341	$1.28	6.8	$4,908
Exercisable options at December 31, 2023	6,658,327	$1.09	6.0	$4,423
Vested and expected to vest at December 31, 2023	9,457,341	$1.28	6.8	$4,908
The aggregate intrinsic value of exercised options in the year ended December 31, 2023 was $1,824, calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options on the respective date of exercise.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Consultants’ stock option activity under the Innovid Stock Plan was as follows:

	Year ended December 31, 2023
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	69,542	$0.47	4.2	$86
Outstanding at December 31, 2023	69,542	$0.47	3.2	$72
Exercisable options at December 31, 2023	67,869	$0.47	3.1	$70
Vested and expected to vest at December 31, 2023	69,542	$0.47	3.2	$72
The fair value of options was estimated on the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2023	2022	2021
Expected volatility	70.9% - 71.4%	69.0%-71.0%	65.0%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.4	4.3	6.0
Risk free interest rate	3.6%-4.9%	2.8%-3.8%	1.1%
Weighted-average fair value per option	$0.90	$0.95	$2.31
As of December 31, 2023, the Company had $2,822 of unrecognized compensation expense related to unvested stock options that are expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units
The grant date fair value of RSUs generally is determined based on the closing price of Innovid’s common stock on the date of grant.

Employees’ RSU activity under the 2021 Incentive Plan for the year ended December 31, 2023 was as follows:

	Number of units	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate instrisic value (in thousands)
Outstanding at December 31, 2022	7,986,373	$5.60		$13,657
Granted	13,132,596	$1.27
Vested	(5,376,805)	$4.73
Forfeited	(2,626,094)	$3.37
Outstanding at December 31, 2023	13,116,070	$2.06	0.98	$19,674
Expected to vest at December 31, 2023	13,116,070	$2.06		$19,674
The fair value of shares vested during 2023 was $7,840.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Consultants’ RSU activity under the 2021 Incentive Plan for the year ended December 31, 2023 was as follows:

	Number of units	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate instrisic value (in thousands)
Outstanding at December 31, 2022	130,268	$6.60		$223
Granted	107,343	$1.18
Vested	(72,781)	$6.60
Forfeited	(10,308)	5.89
Outstanding at December 31, 2023	154,522	$2.88	0.85	$232
Expected to vest at December 31, 2023	154,522	$2.88		$232
The fair value of consultants’ RSUs vested during 2023 was $118.
In the year ended December 31, 2023, a total of 45,223 RSUs were withheld for taxes by the Company in satisfaction of tax withholding obligations in respect of RSUs vested in 2023. The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant.
As of December 31, 2023, the Company had $22,288 of unrecognized compensation expense related to unvested restricted stock units that are expected to be recognized over a weighted-average period of 1.9 years.
The Innovid Corp. Employee Stock Purchase Plan (“ESPP”)
On November 30, 2021, the ESPP was approved by shareholders. A total of 2,868,438 shares of common stock were initially reserved for issuance under the ESPP. The compensation committee of our board of directors is the plan administrator of the ESPP and has the authority to interpret the terms of the ESPP and determine eligibility of participants. On the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by the number of shares equal to the lesser of (i) 1% of the shares outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the board of directors. If any right granted under the ESPP terminates for any reason without having been exercised, the shares subject thereto that are not purchased under such right will again be available for issuance under the ESPP. Notwithstanding the foregoing, no more than 17,383,002 shares of common stock may be issued under the ESPP.
As of December 31, 2023, there were no shares issued under the ESPP.
15. FINANCE (INCOME) EXPENSES, NET
The Company recognizes gains and losses from the remeasurement of its warrants liability in finance (income) expenses, net in the consolidated statements of operations. The unrealized gain from changes in the fair value of the Company warrants for the years ended December 31, 2023, 2022 and 2021 was $3,994, $14,671 and $3,819, respectively.
The Company also recognized interest expenses in finance (income) expenses, net in the consolidated statements of operations. Interest expense for the years ended December 31, 2023, 2022 and 2021 was $1,451, $675 and $259, respectively. Interest income for the years ended December 31, 2023, 2022 and 2021, was $1,523, $747 and $15, respectively.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
16. INCOME TAXES
Income (loss) before taxes on income was comprised as follows:

	Year ended December 31,
	2023	2022	2021
Domestic	$(29,047)	$(7,910)	$(11,098)
Foreign	(490)	(8,483)	863
Total loss before income taxes	$(29,537)	$(16,393)	$(10,235)
Income taxes are comprised as follows:

	Year ended December 31,
	2023	2022	2021
Current income tax provision:
Domestic	1,251	1,048	(8)
Foreign	1,613	2,129	1,245
Total current income tax provision:	$2,864	$3,177	$1,237
Deferred income tax benefit:
Domestic	—	—	—
Foreign	(490)	(1,160)	—
Total deferred income tax benefit	$(490)	$(1,160)	$—

Total income tax provision	$2,374	$2,017	$1,237

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for continuing operations was as follows:

	Year ended December 31,
	2023	2022	2021
Total loss before income taxes	$(29,537)	$(16,393)	$(10,235)

US statutory rate	21%	21%	21%

Income taxed computed at U.S. federal statutory rate	$(6,203)	$(3,443)	$(2,149)
State and local taxes, net of federal tax benefit	(1,934)	(239)	(359)
Foreign rate differential	(75)	101	(14)
GILTI	298	2,892	308
Change in valuation allowance	4,869	2,305	1,493
Changes in uncertain tax positions	517	1,202	881
Tax credits	(617)	(474)	(338)
Transaction costs	—	1,427	578
Remeasurement of warrant liability	(839)	(3,081)	160
Equity-based compensation	3,319	471	—
Goodwill impairment	3,046	—	—
Other	(7)	856	677
Total income tax provision	$2,374	$2,017	$1,237
Effective income tax rate	(8.0)%	(12.3)%	(12.1)%

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
The Company’s effective tax rate for the year ended December 31, 2023 was primarily derived from the Company’s foreign earnings, the capitalization of R&D costs in the US (Section 174), provision to return adjustments, non-deductible stock based compensation, R&D tax credits, changes in uncertain tax positions and the non-deductible nature of the goodwill impairment.
The Company’s effective tax rate for the year ended December 31, 2022 was primarily derived from the Company’s foreign earnings, the capitalization of R&D costs in the US (Section 174), the global intangible low tax income (GILTI) adjustment, research and development tax credits, changes in uncertain tax positions, and deductible mark-to-market expenses.
Deferred income taxes are provided for the effects of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Loss carryforwards	$8,906	$11,093
Tax credits	1,765	1,271
R&D capitalization costs	18,201	8,150
Accrued expenses	1,660	1,157
Stock-based compensation	1,900	4,398
Intangibles	742	141
Fixed assets	262	147
Lease liabilities	453	700
Other	5	28
Total deferred tax assets, gross	$33,894	$27,085
Valuation allowance	(26,791)	(18,697)
Total deferred tax assets, net	$7,103	$8,388

Deferred tax liabilities:
Intangibles	$(5,980)	$(7,380)
R&D capitalization costs	(525)	(653)
Right-of-use asset	(431)	(654)
Other	(167)	(190)
Total deferred tax liabilities	$(7,103)	$(8,877)

Total deferred tax asset, net	$—	$(489)
A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets, the Company has a valuation allowance to offset its deferred tax assets.
The Israeli corporate tax rate was 23% in 2023, 2022 and 2021. The Company’s production facilities in Israel have been granted the status of a “preferred enterprise” under the Law for the Encouragement of Capital Investments Law, 1959. According to the provisions of the Encouragement of Capital Investments Law, 1959, the Company has been granted a reduced tax rate for certain research and development activities the Company performs in Israel. A preferred enterprise located in development area A will be subject to a tax rate of 7.5% instead of 9%. The tax rate applicable to preferred enterprises located in other areas remains at 16%.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Foreign withholding taxes and Internal Revenue Code Section 986(c) gains and losses have not been recorded on permanently reinvested earnings of certain subsidiaries aggregating $18,626 and $12,888 as of December 31, 2023 and 2022, respectively. The amount of deferred international withholding taxes and Internal Revenue Code Section 986(c) gains and losses relating to these subsidiaries is approximately $2,419 and $1,237 as of December 31, 2023 and 2022, respectively.
The Company’s gross NOLs for tax return purposes were as follows:

	Year ended December 31,
	2023	2022
US Federal NOLs	$697	$11,881
State and local NOLs	14,465	10,992
Foreign NOLs	27,163	30,804
Total	$42,325	$53,677
Domestic (federal and state) NOLs expire in various years starting from 2030 through an indefinite period. Foreign NOLs expire starting from 2026 (Argentina) through an indefinite period (Germany, UK). A portion of domestic (federal and state) NOLs are subject to Internal Revenue Code Section 382 or similar provisions, but the net operating loss carryforwards are expected to be fully realized. The table above reflects gross NOLs for tax return purposes which are different than financial statement NOLs, as the Company’s intention is to settle additional income taxes from tax contingencies with NOLs. The other tax credit carryforwards expire in various years beginning in 2033. The Company’s intention is to settle the tax contingencies associated with the research and development credits with the attribute.
The Company’s unrecognized tax benefits were reconciled as follows:

	December 31,
	2023	2022	2021
Gross unrecognized tax benefits as of January 1	$5,456	$3,162	$2,373
Increases - prior year tax positions	582	60	508
Decreases - prior year tax positions	(292)	(231)	(410)
Increases - current year tax positions	753	2,562	691
Lapse of statute of limitations	(123)	(97)	—
Gross unrecognized tax benefits as of December 31	$6,376	$5,456	$3,162
The balances of unrecognized tax benefits of $6,376 and $5,456 as of December 31, 2023 and 2022, respectively, represent amounts that, if recognized, would impact the effective income tax rate in future periods.
The Company recognized interest and penalties related to unrecognized tax benefits in its income tax provision. The Company accrued $594 and $471 for interest and penalties as of December 31, 2023 and 2022, respectively.
The Company is subject to income taxes in the US and several foreign jurisdictions including Australia, Argentina, Germany, the UK and Israel. Significant judgment is required in evaluating the Company’s tax positions and determining the Company’s provision for income taxes. During the ordinary course of business there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the belief that the Company’s tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
As of December 31, 2023, the Israeli subsidiary’s tax years through December 31, 2017 are subject to statute of limitation in Israel.

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
17. SEGMENT REPORTING
The Company operates and manages its business as one segment, which primarily focuses on the software platform for ad serving, measurement and creative. Our CEO is the chief operating decision-maker, and manages and allocates resources to the operations of the Company on an entity-wide basis.
Revenue by geographic location was as follows:

	December 31,
	2023	2022	2021
US	$127,551	$114,528	$81,882
Canada	1,848	1,266	$1,039
APAC	3,363	4,249	$3,151
EMEA	6,411	6,030	$2,515
LATAM	709	1,044	$1,704
Total revenue	$139,882	$127,117	$90,291
Property and equipment, net and ROU assets by geographic location was as follows:

	Year ended December 31,
	2023	2022
Israel	$2,154	$2,707
US	17,144	14,065
Rest of the World	556	460
Total	$19,854	$17,232
18. BASIC AND DILUTED NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(31,911)	$(18,410)	$(11,472)
Accretion of preferred stock to redemption value	—	—	(77,063)
Net loss attributable to common stockholders - basic and diluted	$(31,911)	$(18,410)	$(88,535)
Denominator:
Weighted-average number of common shares used in computing basic and diluted net loss per share	138,577,786	130,756,484	26,745,020
Net loss per share attributable to common stockholders – basic and diluted	$(0.23)	$(0.14)	$(3.31)
The following potential common shares, presented based on amounts outstanding at each period end, have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated as their effect would have been anti-dilutive:

	Year ended December 31,
	2023	2022	2021
Options outstanding	7,349,681	10,755,985	11,302,275
RSUs outstanding	5,847,905	8,116,641	—
Warrants outstanding	10,222,500	10,222,500	10,222,500

INNOVID, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
19. SUBSEQUENT EVENTS
Leases
On February 7, 2024, the Company amended its principal lease agreement extending the term to 2034. The lease contains a one time option to lease additional space and a one time five year renewal option. The Company expects to pay approximately $15,381 in rent over the lease term.
Long-term Debt
On January 11, 2024, the Company paid $20,000 on its New Revolving Credit Facility. That amount was outstanding at December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
(a)    None.
(b)    Insider Trading Arrangements and Policies.
During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of December 31, 2023.
Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies".
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of December 31, 2023 (the "Proxy Statement").

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
3.Exhibits
See the Exhibit Index in Item 15(b) below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated June 24, 2021, by and among ION, Merger Sub 1, Merger Sub 2, and Innovid	8-K	333-252440	2.1	06/29/2021
3.1	Certificate of Incorporation of Innovid	10-K	001-40048	3.1	03/03/2023
3.2	Bylaws of Innovid Corp	8-K	001-40048	3.1	02/05/2024
4.1	Specimen Common Stock Certificate of Innovid Corp	8-K	001-40048	4.1	12/06/2021
4.2	Specimen Warrant Certificate of Innovid Corp	8-K	001-40048	4.2	12/06/2021
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent	8-K	333-252440	4.1	02/18/2021
4.4	Description of Securities	10-K	001-40048	4.4	03/03/2023
10.1	Form of Investor Rights Agreement, by and among the Company and certain equity holders	S-4	333-258472	Annex F	11/05/2021
10.2	Letter Agreement, dated February 10, 2021, by and among ION, ION Holdings 2, LP, and each of the officers and directors of ION	8-K	333-252440	10.1	02/18/2021
10.3	Investment Management Trust Agreement, dated February 10, 2021, between ION and Continental Stock Transfer & Trust Company, as trustee	8-K	333-252440	10.2	02/18/2021
10.4	Private Placement Warrants Purchase Agreement, dated February 10, 2021, between ION and ION Holdings 2, LP	8-K	333-252440	10.4	02/18/2021
10.5#	Form of Indemnification Agreement with Executive Officers and Directors of Innovid Corp.	8-K	001-40048	10.8	12/06/2021
10.6	Amended and Restated Loan and Security Agreement, by and among Silicon Valley Bank, and each of the Borrowers set forth therein, dated August 4, 2022	10-Q	001-40048	10.01	08/10/2022
10.7	First Loan Modification Agreement, by and among Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, and each of the Borrowers set forth therein, dated August 2, 2023	10-Q	001-40048	10.3	08/08/2023
10.8#	Form of Innovid Corp. Incentive Plan	S-4	333-258472	Annex E	11/05/2021
10.9#	Form of Innovid Corp. Employee Stock Purchase Plan	S-4	333-258472	Annex D	11/05/2021
10.10#	Amended and Restated Non-Employee Director Compensation Program, dated June 6, 2023	10-Q	001-40048	10.1	08/08/2023
10.11	Innovid Corp. Form of Stock Option Agreement	10-K	001-40048	10.17	03/03/2023
10.12	Innovid Corp. Form of Restricted Stock Unit Agreement	10-K	001-40048	10.18	03/03/2023
10.13	Executive Severance Plan	10-K	001-40048	10.19	03/03/2023
10.14	Executive Change in Control Severance Plan	10-K	001-40048	10.20	03/03/2023
10.15#	Employment Agreement between the Company and Zvika Netter, dated July 2, 2023	8-K	001-40048	10.1	07/06/2023
10.16#	Employment Agreement between the Company and Anthony Callini, dated October 16, 2023	8-K	001-40048	10.1	10/16/2023

10.17*#	Employment Agreement between the Company and Dave Helmreich, dated December 13, 2022
10.18*#	Employment Agreement between the Company and Ken Markus, dated October 5, 2015
10.19*#	Employment Agreement between the Company and Tanya Andreev-Kaspin, effective August 22, 2022
10.20#	Transition Agreement and Mutual Separation Agreement between the Company and Tanya Andreev-Kaspin, dated October 16, 2023	8-K	001-40048	10.2	10/16/2023
21.1	List of Subsidiaries of the Company.	10-K	001-40048	21.1	03/03/2023
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, independent registered public accounting firm, for Innovid, Corp..
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1*#	Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on February 29, 2024.

Innovid Corp.

By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

By:	/s/ Anthony Callini
Anthony Callini
Chief Financial Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of Zvika Netter and Anthony Callini, and each of them acting alone, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place, and stead, in any and all capacities, to sign any or all further amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on February 29, 2024.

Signature	Title	Date

/s/ Zvika Netter	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Zvika Netter

/s/ Anthony Callini	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Anthony Callini

/s/ Michael DiPiano	Director	February 29, 2024
Michael DiPiano

/s/ Brian Hughes	Director	February 29, 2024
Brian Hughes

/s/ Genevieve Juillard	Director	February 29, 2024
Genevieve Juillard

/s/ Rachel Lam	Director	February 29, 2024
Rachel Lam

/s/ Gilad Shany	Director	February 29, 2024
Gilad Shany