Form 10-Q
period 2024-03-31
Innovid Corp.
filed 2024-05-07
CIK 1835378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Registrant's telephone number, including area code: +1(212) 966-7555
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 144,413,260 shares of common stock as of April 30, 2024

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
• other risks and uncertainties indicated in this report, including those set forth under the section titled “Risk Factors” and those incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.
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

Part I
Item 1. Financial Statements
INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$31,574	$49,585
Trade receivables, net (allowance for credit losses of $316 and $321 at March 31, 2024, and December 31, 2023, respectively)	41,814	46,420
Prepaid expenses and other current assets	6,099	5,615
Total current assets	79,487	101,620
Long-term restricted deposits	434	412
Property and equipment, net	19,613	18,419
Goodwill	102,473	102,473
Intangible assets, net	23,314	24,318
Operating lease right of use asset	11,129	1,435
Other non-current assets	1,055	1,278
Total assets	$237,505	$249,955

Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	1,527	2,810
Employee and payroll accruals	11,324	14,060
Lease liabilities—current portion	928	1,200
Accrued expenses and other current liabilities	10,835	7,426
Total current liabilities	24,614	25,496
Long-term debt	—	20,000
Lease liabilities—non-current portion	10,630	634
Other non-current liabilities	7,833	7,528
Warrants liability	511	307
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: $0.0001 par value - Authorized: 500,000,000 at March 31, 2024, and December 31, 2023; Issued and outstanding: 140,136,905 and 141,194,179 at March 31, 2024, and December 31, 2023, respectively	13	13
Additional paid-in capital	382,935	378,774
Accumulated deficit	(189,031)	(182,797)
Total stockholders’ equity	193,917	195,990
Total liabilities and stockholders’ equity	$237,505	$249,955
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Revenue	$36,738	$30,485
Cost of revenue (1)	8,732	8,265
Research and development (1)	6,321	7,117
Sales and marketing (1)	11,626	11,637
General and administrative (1)	10,535	9,650
Depreciation and amortization	2,624	2,030
Operating loss	(3,100)	(8,214)
Finance (income) expenses, net	(42)	(2,475)
Loss before taxes	(3,058)	(5,739)
Taxes on income	3,176	2,824
Net loss	$(6,234)	$(8,563)

Net loss per share common share—basic and diluted	$(0.04)	$(0.06)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	142,376,026	136,008,998
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation and amortization presented separately.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	133,882,414	$13	$356,801	$(150,886)	$205,928
Stock-based compensation			4,897		4,897
Issuance of common stock
—exercised options and RSUs vested	2,734,320	—	250		250
Net loss				(8,563)	(8,563)
Balance as of March 31, 2023	136,616,734	$13	$361,948	$(159,449)	$202,512

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	141,194,179	$13	$378,774	$(182,797)	$195,990
Stock-based compensation			4,118		4,118
Issuance of common stock
—exercised options and RSUs vested	2,667,430	—	43		43
Net loss				(6,234)	(6,234)
Balance as of March 31, 2024	143,861,609	$13	$382,935	$(189,031)	$193,917
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,234)	$(8,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,624	2,030
Stock-based compensation	3,838	4,533
Change in fair value of warrants	204	(2,714)
Loss on foreign exchange, net	90	—
Changes in operating assets and liabilities:
Trade receivables, net	4,606	3,708
Prepaid expenses and other assets	(201)	(2,922)
Operating lease right of use assets	376	459
Trade payables	(1,282)	1,558
Employee and payroll accruals	(2,736)	(299)
Operating lease liabilities	(347)	(584)
Accrued expenses and other liabilities	3,714	3,162
Net cash provided by operating activities	4,652	368
Cash flows from investing activities:
Internal use software capitalization	(2,269)	(3,091)
Purchases of property and equipment	(272)	(89)
Withdrawal of short-term bank deposits	—	10,000
Investment in short-term bank deposits	(53)	7
Net cash (used in) provided by investing activities	(2,594)	6,827
Cash flows from financing activities:
Proceeds from loan	—	5,000
Payment on loan	(20,000)	(5,000)
Proceeds from exercise of options	43	250
Net cash (used in) provided by financing activities	(19,957)	250
Effect of exchange rates on cash, cash equivalents and restricted cash	(90)	—
(Decrease) increase in cash, cash equivalents, and restricted cash	(17,989)	7,445
Cash, cash equivalents, and restricted cash at the beginning of the period	49,997	37,971
Cash, cash equivalents, and restricted cash at the end of the period	$32,008	$45,416
Supplemental disclosures:
Income taxes paid	$681	$203
Interest paid	$68	$362
Non-cash transactions:
Right of use assets obtained in exchange for operating lease liabilities upon lease modification	$10,071	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$31,574	$45,015
Long-term restricted deposits	434	401
Total cash, cash equivalents, and restricted cash	$32,008	$45,416
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

1. DESCRIPTION OF BUSINESS
Innovid Corp. together with its consolidated subsidiaries, the “Company” or “Innovid”, is an enterprise software platform for the creation, delivery, measurement, and optimization of advertising across connected TV (“CTV”), mobile TV and desktop environments. We provide critical technology infrastructure for many of the world’s largest brands, agencies, and publishers, and empower them to create ad-supported TV experiences people love. Our cloud-based platform tightly integrates with the highly fragmented advertising technology and media ecosystems, and includes three key solutions: ad serving, creative personalization, and measurement.
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020 and Innovid Corp. was the surviving entity following the completion of its merger with ION on November 30, 2021 (the “Transaction”).
On February 28, 2022, the Company completed the acquisition of all the outstanding shares of TV Squared Limited (“TVS”) an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland in a combination of cash and stock and stock option issuances.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with US GAAP for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Accordingly, such financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation for a fair presentation of the financial statements for the interim period presented.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, as reported in the Company’s 2023 Annual Report on Form 10-K. The Company’s significant accounting policies and practices are as described in the Annual Report.
Use of Estimates
The preparation of the condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the year or for any future periods. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim period presented based upon information available at the time they are made. Actual results could differ from those estimates.
Prior Period Reclassification
Certain amounts in prior year’s condensed consolidated balance sheet have been reclassified to conform to current year’s presentation.
Accounting Policies
Trade receivable, net
The Company records trade receivables for amounts invoiced and yet unbilled invoices. The Company’s expected loss allowance methodology for trade receivables is based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions,

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The estimated credit loss allowance is recorded as general and administrative expenses on the Company's condensed consolidated statements of operations.
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, deposits and trade receivables, net. The majority of the Company’s cash and cash equivalents are invested in deposits with major banks in the US, Israel and UK. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets exceed insured limits. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
The Company’s trade receivables, net is mainly derived from sales to customers located in the US, APAC, EMEA, and LATAM. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
During the three months ended March 31, 2024 and 2023, one customer accounted for more than 10% of the Company’s total revenue as presented below:

	Three months ended March 31,
	2024	2023
Customer A	17%	15%
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization is presented within depreciation and amortization in the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company capitalized internal-use software cost of $2.5 million and $3.5 million, respectively.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. No impairment was recognized during the three months ended March 31, 2024 and 2023.
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
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

using a relative fair value allocation approach. The Company operates in one operating segment and this segment is the only reporting unit.
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
The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. No impairment was recognized during the three months ended March 31, 2024 and 2023.
Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Customer relationships and acquired technology are amortized on a straight-line basis over the estimated useful life of the assets; approximately 11 years and 6 years, respectively. Amortization of customer relationships and acquired technology is presented within depreciation and amortization in the condensed consolidated statements of operations.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees, payroll accruals, accrued expenses and other current liabilities. Due to the short-term nature of these instruments, historical carrying amounts approximate fair value.
The Company’s investments in money market funds are classified as cash equivalents and measured at fair value. The Company measures its warrant liability at fair value.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,307	$—	$—
Liabilities:
Warrants liability	$511	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,264	$—	$—
Liabilities:
Warrants liability	$307	$—	$—
As of March 31, 2024, the Company’s warrant liability represents the warrants (refer to Note 4), that were assumed in the Transaction, which were originally issued in connection with ION’s initial public offering. The Company’s warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. The Company’s warrants are within Level 1 of the fair value hierarchy. This valuation is subject to re-measurement at each balance sheet date. The Company determines the fair value of the warrants by using the closing warrant price.
Revenue recognition
Most of the Company’s revenue is derived from digital ad solutions, where the Company provides an ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s cloud based ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

Revenue related to creative projects is recognized when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
The Company’s accounts receivable consist primarily of receivables related to products and services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. Payment terms vary, mainly with terms of 60 days or less.
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
Revenue from ad serving solutions via Innovid’s ad serving platform was 75.3% and 73.0% of the Company’s revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue from measurement subscriptions was 21.2% and 23.0% for the three months ended March 31, 2024 and 2023, respectively. Creative services were 3.0% and 3.9% of the Company’s revenue for the years ended March 31, 2024, and 2023, respectively.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Most of the Company’s commission are commensurate. If commissions are not eligible for the practical expedient, the Company capitalizes these commissions. Capitalized commissions are amortized over three years. As of March 31, 2024 and December 31, 2023, capitalized commissions were immaterial.
Recently issued accounting pronouncements not yet adopted
As an “emerging growth company,” the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
Income taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intending to improve transparency of income tax disclosure by requiring income tax disclosures to contain consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This standard affects the disclosure of income taxes not the accounting for income taxes. This standard is effective for the Company for the annual period beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-09.
Segments
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expense and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. This standard is effective for the

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

Company for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is evaluating the impact of the adoption of ASU 2023-07.
3. LEASES
Innovid's lease portfolio primarily consists of real estate properties. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. Innovid does not separate lease components from non-lease components.
The Company is a lessee in all its lease agreements. The Company records lease liabilities based on the present value of lease payments over the lease term. Innovid generally uses an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company's control. Optional renewal periods are included in the lease term when it is reasonably certain that the Company will exercise its option. On February 7, 2024, we amended our New York lease agreement extending the term to 2034. The lease contains an option to extend the lease for an additional five year period, lease additional space, and early termination, which are not reasonably certain to be exercised.
Variable lease payments are primarily related to payments to lessors for taxes, maintenance, insurance and other operating costs. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.
The Company has the following operating right-of-use (“ROU”) assets and lease liabilities:

	March 31, 2024		December 31, 2023
	(Unaudited)
	ROU assets	Lease liabilities	ROU assets	Lease liabilities
Real estate	$11,129	$11,558	$1,435	$1,834
Total operating leases	$11,129	$11,558	$1,435	$1,834
Lease expense components recognized in the interim condensed consolidated statement of operations was as follows:

	Three months ended March 31,
	2024	2023
Operating lease cost	$496	$463
Short term lease cost	270	263
Variable lease cost	38	21
Total lease cost	$804	$747
As of March 31, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 9.7 years and 7.2%, respectively.
Supplemental cash flow information regarding the Company's operating leases were as follows:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$441	$523

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

Future minimum commitments under the Company’s operating lease were as follows:

Three months ended March 31, 2024
2024 remaining	$1,249
2025	2,099
2026	986
2027	1,508
2028	1,538
Thereafter	9,899
Total undiscounted lease payments	$17,279
Less: imputed interest	(5,721)
Total operating lease liabilities	$11,558
4. WARRANTS
As of March 31, 2024, the Company had 3,162,453 public warrants and 7,060,000 private warrants outstanding. The majority of the private warrant terms are identical to the public warrants resulting in use of the same price for valuation purposes.
See Note 2, Summary of Significant Accounting Policies, for details regarding the fair value of the warrants and see Note 8, Finance (Income) Expenses, Net for details regarding the gains and losses.
5. LONG-TERM DEBT
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
As of March 31, 2024, the Company is in compliance with all the covenants.
The Company utilizes the credit line on an as needed basis. In January 2024, the Company repaid $20.0 million under the credit line and has not subsequently drawn from it. See Note 8, Finance (Income) Expenses, Net for interest expense.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

6. COMMITMENTS AND CONTINGENT LIABILITIES
Pledges and bank guarantees
1.Innovid LLC pledged 65,000 common stocks of its Israeli Subsidiary, NIS 0.01 par value each, in connection with the line of credit (see Note 5, Long-term Debt).
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $0.6 million in connection with an office rent agreement and credit cards.
3.Innovid Inc. obtained bank guarantees in an aggregate amount of $0.2 million in connection with its office lease agreements.
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
On April 15, 2024 the Court issued an order to stay the case for ninety (90) days and to extend various deadlines as set out below, to allow the parties to continue settlement negotiations without incurring the substantial costs associated with the impending close of fact discovery and deadlines for expert reports.
The close of fact discovery is currently set for September 30, 2024, and the date for close of expert discovery as February 7, 2025.
No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of March 31, 2024, the Company has not recorded a loss contingency.
7. STOCK-BASED COMPENSATION
Stock-based compensation expense under all plans was as follows:

	Three months ended March 31,
	2024	2023
Cost of goods sold	$397	$441
Research and development	700	1,174
Sales and marketing	1,141	1,579
General and administrative	1,600	1,430
Total expensed	$3,838	$4,624
Internal use software capitalization	280	365
Total stock-based compensation	$4,118	$4,989

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

Stock Options
Stock option activity under all plans was as follows:

	Three months ended March 31, 2024
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	9,526,883	$1.27
Granted	—	$—
Forfeited	(69,859)	$2.46
Expired	(60,925)	$2.11
Exercised	(75,574)	$0.56
Outstanding at March 31, 2024	9,320,525	$1.26	6.3	$11,883
Exercisable options at March 31, 2024	9,320,525	$1.26	6.3	$11,883
Vested and expected to vest at March 31, 2024	7,105,251	$1.13	5.7	$9,983
The aggregate intrinsic value of exercised options in the three months ended March 31, 2024 was $0.1 million.
As of March 31, 2024, the Company had approximately $2.1 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
RSU activity under the 2021 Plan was as follows:

	Three months ended March 31, 2024
	Number of units	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	13,270,592	$2.07
Granted	498,690	$1.72
Vested	(2,591,856)	$2.05
Forfeited	(469,268)	$2.18
Outstanding at March 31, 2024	10,708,158	$2.06	1.0	$26,663
Expect to convert at March 31, 2024	10,702,884	$2.06		$26,650
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant. The fair value of shares vested during the three months ended March 31, 2024 was $5.0 million.
As of March 31, 2024, $17.5 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 1.8 years.
8. FINANCE (INCOME) EXPENSES, NET
The Company recognizes the gains and losses from the remeasurement of its warrants liability in “finance (income) expenses, net” in the condensed consolidated statements of operations. The unrealized (loss)/gain from changes in the fair value of the Company warrants for the three months ended March 31, 2024 and 2023, was a loss of $0.2 million and a gain of $2.7 million, respectively.
The Company recognizes interest expense in “finance (income) expenses, net” in the condensed consolidated statements of operations. Interest expense for the three months ended March 31, 2024 and 2023, was $0.1 million and $0.4 million,

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

respectively. Interest income for the three months ended March 31, 2024 and 2023, was $0.4 million and $0.3 million, respectively.
9. INCOME TAX
The Company recorded net provisions for incomes taxes of $3.2 million and $2.8 million for the three months ended March 31, 2024 and 2023, representing effective tax rates of (103.9)% and (49.2)%, respectively. The increase in tax expense primarily results from a shift in the Company’s foreign earnings, resulting in higher profitability and current tax expense, with no offsetting deferred tax benefit as a result of an overall valuation allowance.
Additionally, GILTI adjustments and large temporary differences in the US associated with the capitalization of research and development costs continue to cause the US to generate current federal and state tax expense with no corresponding deferred tax benefit due to the Company's valuation allowance. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on the Company’s effective rates for income taxes paid.
10. SEGMENT REPORTING
The Company operates and manages its business as one segment, which primarily focuses on the software platform for ad serving, measurement, and creative. Our CEO is the chief operating decision-maker, and manages and allocates resources to the operations of the Company on an entity-wide basis.
Revenue by geographic location was as follows:

	Three months ended March 31,
	2024	2023
US	$33,400	$27,648
Canada	509	388
APAC	1,135	810
EMEA	1,436	1,443
LATAM	258	196
Total revenue	$36,738	$30,485
Property and equipment, net and ROU assets by geographic location was as follows:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Israel	$2,026	$2,154
US	28,136	17,144
Rest of the world	580	556
Total	$30,742	$19,854
11. NET LOSS PER SHARE
The following potential common shares, presented based on amounts outstanding at each period end, have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated their effect would have been anti-dilutive effect:

	Three months ended March 31,
	2024	2023
Options outstanding	6,461,330	10,803,393
Unvested RSU outstanding	7,072,792	10,563,758
Warrants outstanding	10,222,453	10,222,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report on Form 10-K”). This discussion contains forward-looking statements reflecting current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in our 2023 Annual Report on Form 10-K which may be updated from time to time in our other filings with the SEC, including elsewhere in this Quarterly Report, including under the heading “Cautionary Statements Regarding Forward-Looking Statements.”
Company Overview
We are an enterprise cloud software platform for the creation, delivery, measurement, and optimization of advertising across connected TV (“CTV”), mobile and desktop environments. We provide critical technology infrastructure for many of the world’s largest brands, agencies, and publishers, and empower them to create ad-supported TV experiences people love. Our vision—that television should be open for everyone, and controlled by no one—is at the heart of how we operate our business as an independent platform, and as a strategic, trusted partner for our clients.
Our technology is purpose-built for CTV, with a comprehensive view of the full ecosystem, including linear TV, mobile, and desktop channels. Our cloud-based platform tightly integrates with the highly fragmented advertising technology and media ecosystem, and includes three key solutions: Ad Serving, Creative Personalization, and Measurement. We count many of the world’s largest as customers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and more. As of March 31, 2024, over 50% of the top 200 large advertisers by TV US advertising spend according to MediaRadar leverage our platform. We are also trusted partners to the largest streaming platform providers in the world, including Disney, Hulu, ESPN, NBCU, and Paramount, and we work closely with top advertising agencies and agency holding companies such as WPP, Publicis Groupe, Omnicom Group, Interpublic Group of Cos., Dentsu Inc., Havas Group, Horizon Media, and The Stagwell Group. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. We serve customers globally across over 50 countries, with most of our customers located in the US.
Our revenue growth closely correlates with the growth of CTV advertising. CTV accounted for 52% and 54% of all video impressions served by Innovid during the three months ending March 31, 2024, and 2023, respectively. During the three months ended March 31, 2024, this represented a year-over-year increase of 21% in CTV video impressions served by Innovid. The balance of video impressions served by Innovid during the first quarter of 2024 and 2023 was attributed to mobile, 37% and 34%, respectively, and PC, 11% and 12%, respectively. In the first quarter of 2024, video impressions volume increased by 38% for mobile and increased by 12% for desktop as compared to the same period in the prior year.
Transactions
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020 and Innovid Corp. was the surviving entity following the completion of its merger with ION on November 30, 2021 (the “Transaction”).
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates and assumptions used are related, but not limited to income tax uncertainties, deferred taxes, stock-based compensation, as well as the fair value of assets acquired, and liabilities assumed in business combinations.

The Company’s management believes that the estimates, judgments and assumptions used as reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Upsell of additional services. An additional contributor to our efforts in expanding revenue generated by our customers is our investment in cross-selling our solutions. We cross-sell our personalized creative solutions to primarily ad serving customers, who, for example, begin using our services with standard digital video ads and then introduce personalized formats over time. We also cross-sell our advanced measurement solutions, which provide real-time metrics to inform optimization of TV campaigns while in the market. The success of these efforts will impact our results of operations.
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
Global Markets
The majority of our clients operate at a significant scale. Innovid serves customers globally through a delivery footprint including the US, APAC, EMEA, and LATAM. During the first quarter of 2024, approximately 9% of Innovid's revenue was generated by our customers outside of the US.

We continue to service international markets to meet the needs of our global customer base and to accelerate new customer acquisition in key geographies outside of the US. We believe our continuing ability to service international markets will impact our results of operations.
Components of Results of Operations
Revenue
We generate most of our revenue from digital ad solutions via our cloud based ad serving platform to advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing our platform to serve advertising impressions to various digital publishers across CTV, mobile, and desktop.
InnovidXP, our cloud based cross-platform TV Ad measurement solution measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. We will continue to invest in advanced measurement capability and provide solutions to advertisers, streaming platforms and agencies as their needs evolve in the highly fragmented CTV ecosystem.
We provide creative services for the design and development of interactive data-driven and dynamic ad formats by adding data, interactivity and dynamic features to standard ad units.
We generate the majority of our revenue from the sale and delivery of our products within the US. For information with respect to sales by geographic markets, refer to Note 10, Segment Reporting to the condensed consolidated financial statements included under Item 1, Financial Statements and Supplementary Data.
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

Results of Operations
Three months ended March 31, 2024, compared to the three months ended March 31, 2023

	Three months ended March 31,
	2024		2023
	(in thousands)	% of revenue	(in thousands)	% of revenue
Revenue	$36,738	100%	$30,485	100%
Cost of revenue	8,732	24%	8,265	27%
Research and development	6,321	17%	7,117	23%
Sales and marketing	11,626	32%	11,637	38%
General and administrative	10,535	28%	9,650	32%
Depreciation and amortization	2,624	7%	2,030	7%
Operating loss	(3,100)	(8)%	(8,214)	(27)%
Finance (income) expenses, net	(42)	—%	(2,475)	(8)%
Loss before taxes	(3,058)	(8)%	(5,739)	(19)%
Taxes on income	3,176	9%	2,824	9%
Net loss	$(6,234)	(17)	$(8,563)	(28)%
Revenue
The overall growth and scaling of CTV was the key driver of Innovid’s revenue growth in the first quarter of 2024. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we delivered for our existing and new customers. We have driven consistent positive net revenue retention of our core client base, largely through increased CTV advertising volume, as legacy TV budgets migrate from linear TV to CTV.
Total revenue increased by $6.3 million, or 21%, from $30.5 million in the three months ended March 31, 2023 to $36.7 million in the three months ended March 31, 2024. The increase is attributed to the ad serving volume growth and the growth of the measurement solution. Cross-selling of the measurement solution to our core clients contributed to the overall increase in the measurement revenue.
There was no meaningful impact of changes in average cost per impression on total revenue.
Cost of revenue (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2024		2023		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Cost of revenue	$8,732	24%	$8,265	27%	$467	6%
Cost of revenue increased by $0.5 million, or 6%, from $8.3 million in the three months ended March 31, 2023, to $8.7 million in the three months ended March 31, 2024, primarily driven by an increase of $0.7 million related to hosting and data cost. This was partially offset by $0.2 million decrease in personnel and related costs resulting from our operating efficiency measures.

Research and development (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2024		2023		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Research and development	$6,321	17%	$7,117	23%	$(796)	(11)%
Research and development expenses decreased by $0.8 million, or 11%, from $7.1 million in the three months ended March 31, 2023, to $6.3 million in the three months ended March 31, 2024, primarily driven by a decrease of $1.0 million in personnel and related costs resulting from our operating efficiency measures including headcount reduction. This was partially offset by $0.2 million increase in professional fees.
Sales and marketing (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2024		2023		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Sales and marketing	$11,626	32%	$11,637	38%	$(11)	—%
Sales and marketing expenses decreased by immaterial amount, from $11.6 million in the three months ended March 31, 2023, to $11.6 million in the three months ended March 31, 2024.
General and administrative (exclusive of depreciation and amortization shown below)

	Three months ended March 31,
	2024		2023		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
General and administrative	$10,535	28%	$9,650	32%	$885	9%
General and administrative expenses increased by $0.9 million, or 9%, from $9.7 million in the three months ended March 31, 2023, to $10.5 million in the three months ended March 31, 2024, primarily driven by an increase in legal fees of $0.6 million in connection with litigation and an increase in personnel and related costs of $0.3 million.
Depreciation and amortization

	Three months ended March 31,
	2024		2023		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Depreciation and amortization	$2,624	7%	$2,030	7%	$594	29%
Depreciation and amortization expenses increased by $0.6 million, or 29%, from $2.0 million in the three months ended March 31, 2023, to $2.6 million in the three months ended March 31, 2024, mostly driven by $0.6 million of amortization expense for software projects.

Finance (income) expenses, net

	Three months ended March 31,
	2024		2023		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Finance (income) expenses, net	$(42)	—%	$(2,475)	(8)%	$2,433	(98)%
Finance (income) expenses decreased by $2.4 million, or 98%, from finance income of $2.5 million in the three months ended March 31, 2023, to finance income of $42.0 thousand in the three months ended March 31, 2024, primarily driven by a decline in the fair value of our warrants. The fair value of the warrants is influenced by market volatility impacting Company’s warrants price.
Taxes on income

	Three months ended March 31,
	2024		2023		Variance
	(in thousands)	% of revenue	(in thousands)	% of revenue	$	%
Taxes on income	$3,176	9%	$2,824	9%	$352	12%
The Company recorded net provisions for incomes taxes of $3.2 million and $2.8 million for the three months ended March 31, 2024 and 2023, representing effective tax rates of (103.9)% and (49.2)%, respectively. The increase in tax expense primarily results from a shift in the Company’s foreign earnings, resulting in higher profitability and current tax expense, with no offsetting deferred tax benefit as a result of an overall valuation allowance.
Additionally, GILTI adjustments and large temporary differences in the US associated with the capitalization of research and development costs continue to cause the US to generate current federal and state tax expense with no corresponding deferred tax benefit due to the Company's valuation allowance. Unless the US tax rules around research and development (Section 174) are modified, there will continue to be an adverse impact on the Company’s effective rates for income taxes paid.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations and cash proceeds from the Transaction, as well as borrowings under our credit facilities.
As of March 31, 2024, we had cash and cash equivalents of $32.0 million and net working capital, consisting of current assets less current liabilities, of $54.9 million. As of March 31, 2024, we had an accumulated deficit of $189.0 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
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
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” are calculated as unrestricted cash plus accounts receivable, net, and is determined according to US GAAP. We are also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement, as amended by the 2023 Modification Agreement, if the Company does not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
As of March 31, 2024, we were in compliance with all covenants.
The Company utilizes the credit line on an as needed basis. In January 2024, the Company repaid $20.0 million under the credit line and has not subsequently drawn from it.
We recognize interest expense in finance expenses (income), net in the condensed consolidated statements of operations. Interest expense for the three months ended March 31, 2024, and 2023 was $0.1 million and $0.4 million, respectively.
Cash Flows
Three months ended March 31, 2024, compared to the three months ended March 31, 2023
The following table summarizes our cash flows for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$4,652	$368
Net cash (used in) provided by investing activities	(2,594)	6,827
Net cash (used in) provided by financing activities	(19,957)	250
Effect of exchange rates on cash, cash equivalents and restricted cash	(90)	—
(Decrease) increase in cash, cash equivalents, and restricted cash	$(17,989)	$7,445
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
Cash provided by operating activities is calculated by adjusting our net loss for changes in working capital, excluding non-cash items such as depreciation and amortization, stock-based compensation and change in fair value of warrants.
For the three months ended March 31, 2024, net cash provided by operating activities was $4.7 million. The non-cash charges offset the net loss and provided $0.5 million in cash. Collections on our trade receivables and the timing of payments for prepaid software subscriptions together provided $8.3 million in cash which was partially offset mainly by the timing of other payments to vendors and employees used $4.0 million in cash.
For the three months ended March 31, 2023, net cash provided by operating activities was $0.4 million. Net loss, adjusted for non-cash charges used $4.7 million in cash. Collections on trade receivables and the timing of vendor and other accrued expense payments provided $8.4 million in cash. Decreases in prepaid software subscriptions and payments for personnel costs used $3.2 million in cash.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2024 was $2.6 million, primarily the result of an investment in internal software development projects. Cash provided by investing activities for the three months ended March 31, 2023 was $6.8 million which included cash from short-term deposits of $10.0 million partially offset by $3.1 million of investment in internal software development projects.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2024 was $20.0 million primarily due to a payment on our revolving credit facility. Cash provided by financing activities for the three months ended March 31, 2023 was $0.3 million mainly due to proceeds from the exercise of options.
Free Cash Flow (non-GAAP measure)
The following table reconciles Free Cash Flow, which is a non-GAAP measure, to net cash provided by operating activities (in thousands):

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$4,652	$368
Gain (loss) on foreign exchange, net	(90)	—
Capital expenditures	(2,541)	(3,180)
Free Cash Flow	$2,021	$(2,812)
We generated $2.0 million in Free Cash Flow during the three months ended March 31, 2024, compared to an outlay of cash of $2.8 million in the same period in the prior year primarily due to a smaller net loss and an increase in cash from working capital in the current period.
See Key Metrics and Non-GAAP Financial Measures below for details regarding management’s use of this non-GAAP measure.
Contractual Obligations and Known Future Cash Requirements
Lease Commitments
Our lease commitments predominantly relate to rented office space. We rent facilities under operating lease agreements that expire on various dates through 2034, excluding any options for renewal. The minimum rental payments under operating leases for rental of premises as of March 31, 2024 for the next five years totaled to $11.6 million, which is comprised of $0.9 million and $10.6 million in the next twelve months and more than twelve months, respectively. Other lease arrangements are immaterial. On February 7, 2024, we amended our New York lease agreement extending the term to 2034. The lease contains an option to extend the lease for an additional five year period, lease additional space and early termination, which are not reasonably certain to be exercised. We expect to pay approximately $15.9 million in rent over the lease term.
Pledges and Bank Guarantees
In connection with the 2022 A&R Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.8 million of pledged bank deposits as of March 31, 2024 in connection with office leases and credit cards. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our revolving credit facility.

Key Metrics and Non-GAAP Financial Measures
In addition to our results determined in accordance with US GAAP, we believe that certain non-GAAP financial measures, including Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA margin percent and Free Cash Flow are useful in evaluating our business. We use Adjusted EBITDA, Adjusted EBITDA margin percent and Free Cash Flow as measures of operational efficiency to understand and evaluate our core business operations. We believe that these non-GAAP financial measures are also useful to investors for period-to-period comparisons of our core business as well as comparisons to peers as similar measures are frequently used by securities analysts, investors, ratings agencies and other interested parties to evaluate business in our industry. Additionally, these figures provide an understanding and evaluation of our trends when comparing our operating results, on a consistent basis, by excluding items that we do not believe are indicative of our core operating performance. However, these non-GAAP financial measures should not take the place of GAAP financial measures in evaluating our business.
Adjusted EBITDA and Adjusted EBITDA Margin Percent
Adjusted EBITDA and Adjusted EBITDA margin percent are useful in evaluating our business. We calculate defined Adjusted EBITDA as consolidated net loss before depreciation and amortization and any long-lived asset impairment, any goodwill impairment, stock-based compensation expense finance (income) expenses, retention bonus expenses, legal claims, severance costs, other and taxes on income. We calculate Adjusted EBITDA margin percent as Adjusted EBITDA divided by total revenue. We believe that Adjusted EBITDA and Adjusted EBITDA margin percent permit a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. The following table presents a reconciliation from net loss, which is the most directly comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA margin percent, non-GAAP financial measures as used by management (in thousands):

	Three months ended March 31,
	2024	2023
Net loss	$(6,234)	$(8,563)
Net loss margin percent	(17)%	(28)%
Depreciation and amortization	2,624	2,030
Stock-based compensation	3,838	4,625
Finance (income) expenses, net (a)	(42)	(2,475)
Retention bonus expenses (b)	92	297
Legal claims	928	314
Severance cost (c)	—	821
Other	14	272
Taxes on income	3,176	2,824
Adjusted EBITDA	$4,396	$145
Adjusted EBITDA margin percent	12.0%	0.5%
(a) Finance (income) expenses, net consists mostly of remeasurement related to revaluation of our warrants, remeasurement of our foreign subsidiary’s monetary assets, liabilities and operating results, and our interest expense.
(b) Retention bonus expenses consists of retention bonuses for TVS employees.
(c) Severance cost is related to the personnel reductions that occurred during the first quarter of 2023.

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
We believe Free Cash Flow is helpful supplemental measures to assist us and investors in evaluating our liquidity. Further, we believe Free Cash is useful to provide additional information to assess our ability to pursue business opportunities and investments and to service our debt. Free Cash Flow has limitations as analytical tools, including that they do not include capital expenditures and exclude impacts of foreign exchange on cash.
Other companies in our industry may calculate the above described non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP financial measures only supplementally.
Operational Metrics
In addition, Innovid’s management considers the number of core clients, annual core clients retention and annual core clients net revenue retention in evaluating the performance of the business. We define core clients as advertisers or publishers that generated at least $100,000 of annual revenue. These metrics are reported annually.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies included in Item 1. “Financial Statements and Supplementary Data”, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our interim condensed consolidated financial statements.
Revenue Recognition
Most of the Company’s revenue is derived from digital ad solutions, where the Company provides a cloud based ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s cloud based ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
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
Revenue related to Innovid XP solution is recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenue for this measurement subscription is recognized over the service period.
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
The typical contract term is twelve months or less for ASC 606 purposes. Most of the Company’s contracts can be cancelled without a cause. The Company has the unconditional right to payment for the services provided as of the date of the termination of the contracts.
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

Fair value of financial instruments
We apply a fair value framework to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.
Level 3 - Unobservable inputs which are supported by little or no market activity.
Our financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees, payroll accruals, accrued expenses and other current liabilities and current portion of long-term debts. Their historical carrying amounts represent the approximate fair value due to the short-term maturities of these instruments.
We measure our investments in money market funds classified as cash equivalents and warrant liability at fair value. We determine the fair value of the warrants by using the closing price of our warrants. Gains and losses from the remeasurement of the warrants liability is recognized in finance (income) expense, net in the condensed consolidated statements of operations.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. No impairment was recognized during the three months ended March 31, 2024 and 2023.
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
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach. The Company operates in one operating segment and this segment is the only reporting unit.
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
The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. No impairment was recognized during the three months ended March 31, 2024 and 2023.

Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date.
Customer relationships and acquired technology are amortized on a straight-line basis over the estimated useful life of assets; approximately 11 years and 6 years, respectively.
The amortization of customer relationships, acquired technology and trade name is presented within depreciation and amortization in the condensed consolidated statements of operations. Amortization of customer relationships and acquired technology is presented within depreciation and amortization in the condensed consolidated statements of operations.
Capitalized software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to the purchase and development of internal-use software. We use such software to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and personnel-related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing our services, these costs are amortized on a straight-line basis over the three year estimated useful life. Amortization is presented within depreciation and amortization in the condensed consolidated statements of operations.
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
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of March 31, 2024. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II
Item 1. Legal Proceedings
Other than described below, we are not presently party to any legal proceedings or aware of any claims which we believe would have, individually or in the aggregate, a material adverse effect on our consolidated business prospects, financial condition, liquidity, results of operation, cash flows, or capital levels. We may from time-to-time be party to litigation and subject to claims incident to the ordinary course of business.
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
On April 15, 2024 the Court issued an order to stay the case for ninety (90) days and to extend various deadlines as set out below, to allow the parties to continue settlement negotiations without incurring the substantial costs associated with the impending close of fact discovery and deadlines for expert reports.

The close of fact discovery is currently set for September 30, 2024, and the date for close of expert discovery as February 7, 2025.
No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of March 31, 2024, the Company has not recorded a loss contingency.
Item 1A. Risk Factors
There are no material changes in our risk factors from those disclosed in Part I, Item 1A of 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
N/A.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing date	Filed furnished herewith
3.1	Certificate of Incorporation of Innovid	10-K	001-40048	3.1	03/03/2023
3.2	Bylaws of Innovid Corp.	8-K	001-40048	3.1	02/05/2024
4.1	Specimen Common Stock Certificate of Innovid Corp.	8-K	001-40048	4.1	12/06/2021
4.2	Specimen Warrant Certificate of Innovid Corp	8-K	001-40048	4.2	12/06/2021
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent	8-K	333-252440	4.1	02/18/2021
4.4	Description of Securities	10-K	001-40048	4.4	03/03/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVID CORP.

Date: May 07, 2024	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: May 07, 2024	By:	/s/ Anthony Callini
Anthony Callini
Chief Financial Officer