Form 10-Q
period 2024-06-30
Innovid Corp.
filed 2024-08-06
CIK 1835378

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
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 146,407,446 shares of common stock as of July 30, 2024

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
• actual or potential impacts of international conflicts and humanitarian crises on global markets;
• the continued acceptance of digital advertising by consumers and the impact of opt-in, opt-out or ad-blocking technologies;
• Innovid’s ability to scale its platform and infrastructure to support anticipated growth and transaction volume;
• the impact of increasing competition in the digital advertising space, including with competitors who have significantly more resources; and
• other risks and uncertainties indicated in this report, including those set forth under the section titled “Risk Factors” and those incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.
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

WHERE TO FIND MORE INFORMATION
Our website address is www.innovid.com. We may use our website as a means of disclosing material non-public information. Such disclosures will be included on our website in the “Investors” section or at investors.innovid.com. We may also use certain social media channels, such as LinkedIn, Facebook or Twitter, as a means of disclosing information about us and our business to our colleagues, customers, investors and the public. While not all the information that the Company posts to the Innovid website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor our website and certain of our social media channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. However, information contained on, or that can be accessed through, these communications channels do not constitute a part of this Quarterly Report and are not incorporated by reference herein. Our SEC filings are available to you on the SEC’s website at http://www.sec.gov. This site contains reports and other information regarding issuers that file electronically with the SEC. The information on that website is not part of this Quarterly Report and is not incorporated by reference herein.

Part I
Item 1. Financial Statements
INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,580	$49,585
Trade receivables, net of allowance for credit losses of $316 and $321 at June 30, 2024, and December 31, 2023, respectively	45,762	46,420
Prepaid expenses and other current assets	5,375	5,615
Total current assets	81,717	101,620
Long-term restricted deposits	430	412
Property and equipment, net	20,449	18,419
Goodwill	102,473	102,473
Intangible assets, net	22,309	24,318
Operating lease right of use asset	11,047	1,435
Other non-current assets	799	1,278
Total assets	$239,224	$249,955

Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$6,548	$2,810
Employee and payroll accruals	9,312	14,060
Lease liabilities—current portion	1,354	1,200
Accrued expenses and other current liabilities	11,849	7,426
Total current liabilities	29,063	25,496
Long-term debt	—	20,000
Lease liabilities—non-current portion	10,053	634
Other non-current liabilities	10,536	7,528
Warrants liability	664	307
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: $0.0001 par value - Authorized: 500,000,000 at June 30, 2024, and December 31, 2023; Issued and outstanding: 145,803,657 and 141,194,179 at June 30, 2024, and December 31, 2023, respectively	14	13
Additional paid-in capital	388,467	378,774
Accumulated deficit	(199,573)	(182,797)
Total stockholders’ equity	188,908	195,990
Total liabilities and stockholders’ equity	$239,224	$249,955
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$37,951	$34,546	$74,689	$65,031
Cost of revenue (1)	9,097	8,591	17,829	16,856
Research and development (1)	7,304	6,876	13,625	13,993
Sales and marketing (1)	12,215	11,460	23,841	23,097
General and administrative (1)	9,297	8,924	19,832	18,574
Depreciation and amortization	2,831	2,064	5,455	4,094
Goodwill impairment	—	14,503	—	14,503
Operating loss	(2,793)	(17,872)	(5,893)	(26,086)
Finance income, net	(78)	(248)	(120)	(2,723)
Loss before taxes	(2,715)	(17,624)	(5,773)	(23,363)
Taxes on income	7,827	1,335	11,003	4,159
Net loss	$(10,542)	$(18,959)	$(16,776)	$(27,522)

Net loss per share common share—basic and diluted	$(0.07)	$(0.14)	$(0.12)	$(0.20)
Weighted-average number of shares used in computing net loss per share:
Basic and diluted	144,772,932	137,643,910	143,574,479	134,296,569
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation and amortization presented separately.

INNOVID, CORP. AND ITS SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2024	143,861,609	$13	$382,935	$(189,031)	$193,917
Stock-based compensation			5,496		5,496
Issuance of common stock:
—exercised options and RSUs vested	1,942,048	1	36		37
Net loss				(10,542)	(10,542)
Balance as of June 30, 2024	145,803,657	$14	$388,467	$(199,573)	$188,908

	Three months ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of March 31, 2023	136,616,734	$13	$361,948	$(159,449)	$202,512
Stock-based compensation			5,658		5,658
Issuance of common stock:
—exercised options and RSUs vested	2,120,370	—	364		364
Net loss				(18,959)	(18,959)
Balance as of June 30, 2023	138,737,104	$13	$367,970	$(178,408)	$189,575

	Six months ended June 30, 2024
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	141,194,179	$13	$378,774	$(182,797)	$195,990
Stock-based compensation			9,614		9,614
Issuance of common stock:
—exercised options and RSUs vested	4,609,478	1	79		80
Net loss				(16,776)	(16,776)
Balance as of June 30, 2024	145,803,657	14	$388,467	$(199,573)	$188,908

	Six months ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	133,882,414	$13	$356,801	$(150,886)	$205,928
Stock-based compensation			10,555		10,555
Issuance of common stock:
—exercised options and RSUs vested	4,854,690	—	614		614
Net loss				(27,522)	(27,522)
Balance as of June 30, 2023	138,737,104	$13	$367,970	$(178,408)	$189,575
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,776)	$(27,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,455	4,094
Goodwill impairment	—	14,503
Stock-based compensation	9,025	9,865
Change in fair value of warrants	357	(3,279)
Loss on foreign exchange, net	251	—
Changes in operating assets and liabilities:
Trade receivables, net	658	415
Prepaid expenses and other assets	535	(1,390)
Operating lease right of use assets	404	902
Trade payables	3,739	1,060
Employee and payroll accruals	(4,748)	804
Operating lease liabilities	(444)	(1,130)
Accrued expenses and other liabilities	7,430	2,626
Net cash provided by operating activities	5,886	948
Cash flows from investing activities:
Internal use software capitalization	(4,280)	(5,591)
Purchases of property and equipment	(587)	(189)
Withdrawal of short-term bank deposits	165	10,000
Decrease in deposits	—	27
Net cash (used in) provided by investing activities	(4,702)	4,247
Cash flows from financing activities:
Proceeds from loan	—	10,000
Payment on loan	(20,000)	(10,000)
Proceeds from exercise of options	80	614
Net cash (used in) provided by financing activities	(19,920)	614
Effect of exchange rates on cash, cash equivalents and restricted cash	(251)	—
(Decrease) increase in cash, cash equivalents, and restricted cash	(18,987)	5,809
Cash, cash equivalents, and restricted cash at the beginning of the period	49,997	37,971
Cash, cash equivalents, and restricted cash at the end of the period	$31,010	$43,780
Supplemental disclosures:
Income taxes paid	$2,465	$879
Interest paid	$92	$782
Non-cash transactions:
Right of use assets obtained in exchange for operating lease liabilities upon lease modification	$10,016	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$30,580	$43,384
Long-term restricted deposits	430	396
Total cash, cash equivalents, and restricted cash	$31,010	$43,780
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

1. Description of Business
Innovid Corp. together with its consolidated subsidiaries, the “Company” or “Innovid”, is an enterprise software platform for the creation, delivery, measurement, and optimization of advertising across connected TV (“CTV”), mobile TV and desktop environments. We provide critical technology infrastructure for many of the world’s largest brands, agencies, and publishers, and empower them to create ad-supported TV experiences that people love. Our cloud-based platform tightly integrates with the highly fragmented advertising technology and media ecosystems, and includes three key solutions: ad serving, creative personalization, and measurement.
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020, and Innovid Corp. was the surviving entity following the completion of its merger with ION on November 30, 2021 (the “Transaction”).
On February 28, 2022, the Company completed the acquisition of all the outstanding shares of TV Squared Limited (“TVS”) an independent global measurement and attribution platform for converged TV and a private company limited by shares incorporated under the laws of the Scotland in a combination of cash and stock and stock options issuances.
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
Accounting Policies
Trade receivable, net
The Company records trade receivables for amounts invoiced and yet unbilled. The Company’s expected loss allowance methodology for trade receivables is based upon its assessment of various factors, including historical experience, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. The

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

estimated credit loss allowance is recorded as general and administrative expenses on the Company's condensed consolidated statements of operations.
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, deposits and trade receivables, net. The majority of the Company’s cash and cash equivalents are invested in deposits with major banks in the US, Israel and the UK. The Company is exposed to credit risk in the event of default by the financial institutions to the extent that amounts recorded on the accompanying consolidated balance sheets exceed insured limits. Generally, these investments may be redeemed upon demand and, therefore, bear minimal risk.
The Company’s trade receivables, net is mainly derived from sales to customers located in the US, APAC, EMEA, and LATAM. The Company mitigates its credit risks by performing ongoing credit evaluations of its customers’ financial conditions. The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.
During the three and six months ended June 30, 2024 and 2023, one customer accounted for more than 10% of the Company’s total revenue as presented below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Customer A	18%	16%	17%	16%
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization is presented within depreciation and amortization in the condensed consolidated statements of operations. During the three months ended June 30, 2024 and 2023, the Company capitalized internal-use software cost of $2.4 million and $2.8 million, respectively. During the six months ended June 30, 2024 and 2023, the Company capitalized internal-use software cost of $4.9 million and $6.3 million, respectively, which represents labor costs including stock based compensation.
Cloud computing arrangements
During three months ended June 30, 2024, the Company capitalized certain application development phase costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets and will be amortized on a straight-line basis over the estimated useful life, once the modules or components are ready for its intended use. The amount capitalized in the second quarter of 2024 was not material. This amortization will be recorded to software subscription expense in the condensed consolidated statements of operations. Cash outflows from cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

over its estimated fair value is recognized as an impairment loss. No impairment was recognized during the three or six months ended June 30, 2024 and 2023.
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
The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. In the second quarter of 2023, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its one reporting unit. Thus, the Company performed quantitative assessments of the Company’s reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. As a result of this assessment, the Company recorded a goodwill impairment of $14.5 million during the three and six months ended June 30, 2023. No impairment was recognized during the three or six months ended June 30, 2024.
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
Level 3 - Unobservable inputs that are supported by little or no market activity.
The Company’s financial instruments consist of cash and cash equivalents, restricted deposits, trade receivables, net, trade payables, employees, payroll accruals, accrued expenses and other current liabilities. Due to the short-term nature of these instruments, historical carrying amounts approximate fair value.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

The Company’s investments in money market funds are classified as cash equivalents and measured at fair value. The Company measures its warrant liability at fair value.
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,220	$—	$—
Liabilities:
Warrants liability	$664	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,264	$—	$—
Liabilities:
Warrants liability	$307	$—	$—
As of June 30, 2024, the Company’s warrant liability represents the warrants (refer to Note 4), that were assumed in the Transaction, which were originally issued in connection with ION’s initial public offering. The Company’s warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. The Company’s warrants are within Level 1 of the fair value hierarchy. This valuation is subject to re-measurement at each balance sheet date. The Company determines the fair value of the warrants by using the closing warrant price.
Revenue recognition
Most of the Company’s revenue is derived from digital ad solutions, where the Company provides an ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s cloud-based ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
InnovidXP, the Company’s cloud-based cross-platform TV Ad measurement solution, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. The customers get insights into the effectiveness of their TV and digital advertising.
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

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

Revenue related to the InnovidXP solution is recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenues for this measurement subscription is recognized over the service period.
Revenue related to creative projects is recognized when the Company delivers an ad unit. Creative services projects are usually delivered within a week.
The Company’s accounts receivable consists primarily of receivables related to products and services, for which the Company’s contracted performance obligations have been satisfied, the amount has been billed and the Company has an unconditional right to payment. The Company typically bills customers monthly based on actual delivery. Payment terms vary, mainly with terms of 60 days or less.
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
Deferred revenue represents mostly unrecognized fees billed or collected for measurement platform services. Deferred revenue is recognized as (or when) the Company performs under the contract. Revenue recognized during the three and six months ended June 30, 2024, from amounts included in deferred at the beginning of the period were $0.7 million and $1.3 million, respectively.
Revenue from ad serving solutions via Innovid’s ad serving platform was 75.0% and 73.4% of the Company’s revenue for the three months ended June 30, 2024 and 2023, respectively. Revenue from measurement subscriptions was 22.0% and 22.7% for the three months ended June 30, 2024 and 2023, respectively. Creative services were 3.0% and 3.9% of the Company’s revenue for the three months ended June 30, 2024, and 2023, respectively.
Revenue from ad serving solutions via Innovid’s ad serving platform was 75.2% and 73.2% of the Company’s revenue for the six months ended June 30, 2024 and 2023, respectively. Revenue from measurement subscriptions was 21.6% and 22.8% for the six months ended June 30, 2024 and 2023, respectively. Creative services were 3.2% and 4.0% of the Company’s revenue for the six months ended June 30, 2024 and 2023, respectively.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Most of the Company’s commissions are commensurate. If commissions are not eligible for the practical expedient, the Company capitalizes these commissions. Capitalized commissions are amortized over three years. As of June 30, 2024 and December 31, 2023, capitalized commissions were immaterial.
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
Income taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve transparency of income tax disclosure by requiring income tax disclosures to contain consistent categories and greater disaggregation of information in the rate reconciliation and income

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

taxes paid, disaggregated by jurisdiction. This standard affects the disclosure of income taxes, not the accounting for income taxes. This standard is effective for the Company for the annual period beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-09.
Segments
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expense and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. This standard is effective for the Company for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is evaluating the impact of the adoption of ASU 2023-07.
3. Leases
Innovid's lease portfolio primarily consists of real estate properties. Short-term leases with a term of 12 months or less are not recorded on the balance sheet. Innovid does not separate lease components from non-lease components.
The Company is a lessee in all its lease agreements. The Company records lease liabilities based on the present value of lease payments over the applicable lease term. Innovid generally uses an incremental borrowing rate to discount its lease liabilities, as the rate implicit in the lease is typically not readily determinable. Certain lease agreements include renewal options that are under the Company's control. Optional renewal periods are included in the lease term when it is reasonably certain that the Company will exercise its option. On February 7, 2024, the Company amended its New York lease agreement extending the term to 2035. The lease contains an option to extend the lease for an additional five-year period and early termination, which are not reasonably certain to be exercised.
Variable lease payments are primarily related to payments to lessors for taxes, maintenance, insurance and other operating costs. The Company's lease agreements do not contain any significant residual value guarantees or restrictive covenants.
The Company has the following operating right-of-use (“ROU”) assets and lease liabilities:

	June 30, 2024		December 31, 2023
	(Unaudited)
	ROU assets	Lease liabilities	ROU assets	Lease liabilities
Real estate	$11,047	$11,407	$1,435	$1,834
Total operating leases	$11,047	$11,407	$1,435	$1,834
Lease expense components recognized in the interim condensed consolidated statement of operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$219	$458	$715	$921
Short term lease cost	358	320	628	583
Variable lease cost	46	25	84	46
Total lease cost	$623	$803	$1,427	$1,550
As of June 30, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 9.7 years and 7.2%, respectively.
Supplemental cash flow information regarding the Company's operating leases were as follows:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$704	$1,035

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

Future minimum commitments under the Company’s operating lease were as follows:

Twelve months ending June 30,	Six months ended June 30, 2024
2025	$1,398
2026	1,756
2027	998
2028	1,521
2029	1,551
Thereafter	9,246
Total undiscounted lease payments	$16,470
Less: imputed interest	(5,063)
Total operating lease liabilities	$11,407
4. Warrants
As of June 30, 2024, the Company had 3,162,453 public warrants and 7,060,000 private warrants outstanding. The majority of the private warrant terms are identical to the public warrants resulting in use of the same price for valuation purposes. The Company's warrants do not meet all the conditions to be classified as equity under ASC 815-40 and therefore are classified as a liability measured at fair value through earnings.
See Note 2, Summary of Significant Accounting Policies, for details regarding the fair value of the warrants and see Note 8, Finance (Income) Expenses, Net for details regarding the gains and losses.
5. Long-term Debt
On August 4, 2022, two wholly-owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”) and by a Second Loan Modification Agreement dated June 26, 2024 (the “2024 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate that is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The maturity date of the 2022 A&R Agreement, as amended, is June 30, 2027. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement and is secured by substantially all of the Company’s assets and continues to place limitations on indebtedness, liens, distributions, asset sales, transactions with affiliates and acquisitions, all as defined in the agreement.
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement, “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” are determined as the Company’s unrestricted cash plus accounts receivable, net, and is determined according to US GAAP. The Company is also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement, as amended, if the Company does not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
At June 30, 2024, there were no amounts outstanding under the New Revolving Credit Facility and the Company was in compliance with all the covenants.
The Company utilizes the credit line on an as needed basis. See Note 8, Finance Income, Net for interest expense.

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

6. Commitments and Contingent Liabilities
Pledges and bank guarantees
1.Innovid LLC pledged 65,000 shares of common stock of its Israeli Subsidiary, NIS 0.01 par value each, in connection with the line of credit (see Note 5, Long-term Debt).
2.The Israeli Subsidiary pledged bank deposits in an aggregate amount of $0.6 million in connection with an office rent agreement and credit cards.
3.Innovid LLC obtained bank guarantees in an aggregate amount of $0.2 million in connection with its office lease agreements.
Legal contingencies
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen Company (US) LLC against TV Squared, alleging infringement of US Patent No. 10.063.078. On June 1, 2022, TV Squared moved to transfer the case to the Southern District of New York, which was granted on January 18, 2023. On March 23, 2023, TV Squared moved for judgment on the pleadings that the asserted claims of the Nielsen patent are invalid because they are patent ineligible under 35 U.S.C. 101. The Court has not yet ruled on TV Squared’s motion. While the motion has remained pending, discovery commenced. The Court also conducted a hearing to construe the patent claims on January 10, 2024, but has not issued a ruling.
On April 15, 2024, the Court issued an order to stay the case for ninety (90) days and to extend various deadlines as set out below, to allow the parties to continue settlement negotiations without incurring the substantial costs associated with the impending close of fact discovery and deadlines for expert reports. The parties agreed that the stay will apply to all interim deadlines, including the service of and responses and objections to written discovery. On July 2, 2024 the Court issued an order to extend the stay for an extra one hundred and twenty (120) days.
In the July 2, 2024 order, the Court set the date for the close of fact discovery as February 10, 2025 and the date for close of expert discovery as June 20, 2025.
No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of June 30, 2024, the Company has not recorded a loss contingency.
7. Stock-Based Compensation
Stock-based compensation expense under all plans was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$463	$435	$860	$876
Research and development	967	1,229	1,667	2,403
Sales and marketing	1,551	1,690	2,692	3,269
General and administrative	2,206	1,980	3,806	3,410
Total expensed	$5,187	$5,334	$9,025	$9,958
Internal use software capitalization	309	325	589	690
Total stock-based compensation	$5,496	$5,659	$9,614	$10,648

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

Stock Options
Stock option activity under all plans was as follows:

	Six months ended June 30, 2024
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	9,526,883	$1.27
Granted	—	$—
Exercised	(137,897)	$0.57
Forfeited	(155,890)	$2.50
Expired	(290,047)	$1.88
Outstanding at June 30, 2024	8,943,049	$1.24	5.9	$6,945
Exercisable options at June 30, 2024	7,148,030	$1.14	5.3	$6,228
The aggregate intrinsic value of exercised options in the six months ended June 30, 2024, was $0.2 million.
As of June 30, 2024, the Company had approximately $1.7 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
RSU activity under the 2021 Plan was as follows:

	Six months ended June 30, 2024
	Number of units	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	13,270,592	$2.07
Granted	9,590,828	$2.32
Vested	(4,471,581)	$2.16
Forfeited	(1,588,334)	$2.02
Outstanding at June 30, 2024	16,801,505	$2.20	1.2	$31,083
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant. The fair value of shares vested during the six months ended June 30, 2024, was $9.1 million.
As of June 30, 2024, $32.8 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.2 years.
8. Finance Income, Net
The Company recognizes the gains and losses from the remeasurement of its warrants liability in “finance income, net” in the condensed consolidated statements of operations. The unrealized (loss)/gain from changes in the fair value of the Company warrants for the three months ended June 30, 2024 and 2023, was a loss of $0.2 million and a gain of $0.6 million, respectively. The unrealized (loss)/gain from changes in the fair value of the Company warrants for the six months ended June 30, 2024 and 2023, was a loss of $0.4 million and a gain of $3.3 million, respectively.
The Company recognizes interest expense and interest income in “finance income, net” in the condensed consolidated statements of operations. Interest expense for the three months ended June 30, 2024 and 2023, was zero and $0.4 million, respectively. Interest income for the three months ended June 30, 2024 and 2023, was $0.3 million and $0.3 million,

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

respectively. Interest expense for the six months ended June 30, 2024 and 2023, was $0.1 million and $0.8 million, respectively. Interest income for the six months ended June 30, 2024 and 2023, was $0.7 million and $0.6 million, respectively.
9. Income Tax
The Company recorded net provisions for incomes taxes of $7.8 million and $1.3 million for the three months ended June 30, 2024 and 2023, representing effective tax rates of (288.3)% and (7.6)%, respectively. The increase in the second quarter of 2024 tax expense results from growing profitability of the global business and associated higher current tax expense, non-deductibility of stock compensation expenses in the US and Israel, the recognition of uncertain tax positions that previously offset against unrecognized deferred tax assets and the effects of using the interim tax reporting methodology provided under ASC 740-270 where the Company uses a forecasted effective tax rate against current year-to-date results.
The Company recorded net provisions for incomes taxes of $11.0 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively, representing effective tax rates of (190.6)% and (17.8)%, respectively. The increase in the first half of 2024 tax expense results from growing profitability of the global business and associated higher current tax expense, non-deductibility of stock compensation expenses in the US and Israel, the recognition of uncertain tax positions that previously offset against unrecognized deferred tax assets.
10. Segment Reporting
The Company operates and manages its business as one segment, which primarily focuses on the software platform for ad serving, measurement, and creative. Our CEO is the chief operating decision-maker and manages and allocates resources to the operations of the Company on an entity-wide basis.
Revenue by geographic location was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
US	$34,722	$31,567	$68,122	$59,214
Canada	682	465	1,191	853
APAC	815	734	1,950	1,549
EMEA	1,608	1,595	3,044	3,038
LATAM	124	185	382	377
Total revenue	$37,951	$34,546	$74,689	$65,031
Property and equipment, net and ROU assets by geographic location was as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
Israel	$1,867	$2,154
US	28,987	17,144
Rest of the world	642	556
Total	$31,496	$19,854
11. Net Loss Per Share
The following potential shares of common stock, presented based on amounts outstanding at each period end, have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated their effect would have been anti-dilutive effect:

INNOVID, CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

	Three months ended June 30,		Six months ended June 30, 2024
	2024	2023	2024	2023
Options	7,142,548	9,812,198	7,168,715	9,812,198
Unvested restricted stock units	12,425,671	15,723,452	9,938,715	15,723,452
Warrants	10,222,453	10,222,500	10,222,453	10,222,500
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report on Form 10-K”). This discussion contains forward-looking statements reflecting current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in our 2023 Annual Report on Form 10-K, which may be updated from time to time in our other filings with the SEC, including elsewhere in this Quarterly Report, including under the heading “Cautionary Statements Regarding Forward-Looking Statements.”
Company Overview
We are an enterprise cloud software platform for the creation, delivery, measurement, and optimization of advertising across connected TV (“CTV”), mobile and desktop environments. We provide critical technology infrastructure for many of the world’s largest brands, agencies, and publishers, and empower them to create ad-supported TV experiences people love. Our vision, that television should be open for everyone, and controlled by no one, is at the heart of how we operate our business as an independent platform, and as a strategic, trusted partner for our clients.
Our technology is purpose-built for CTV, with a comprehensive view of the full ecosystem, including linear TV, mobile, and desktop channels. Our cloud-based platform tightly integrates with the highly fragmented advertising technology and media ecosystem, and includes three key solutions: Ad Serving, Creative Personalization, and Measurement. We count many of the world’s largest brand advertisers as customers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and more. As of June 30, 2024, over 50% of the top 200 large advertisers, by TV US advertising spend according to MediaRadar leverage our platform. We are also trusted partners of the largest streaming platform providers in the world, including Disney, Hulu, ESPN, NBCU, and Paramount, and we work closely with top advertising agencies and agency holding companies such as WPP, Publicis Groupe, Omnicom Group, Interpublic Group of Cos., Dentsu Inc., Havas Group, Horizon Media, and The Stagwell Group. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. We serve customers globally across over 50 countries, with most of our customers located in the US.
Our revenue growth closely correlates with the growth of CTV advertising. CTV accounted for 54% and 51% of all video impressions served by Innovid during the three months ending June 30, 2024, and 2023, respectively. During the three months ended June 30, 2024, this represented a year-over-year increase of 21% in CTV video impressions served by Innovid. The balance of video impressions served by Innovid during the second quarter of 2024 and 2023 was attributed to mobile, 35% and 36%, respectively, and PC, 11% and 13%, respectively. In the second quarter of 2024, video impressions volume increased by 13% for mobile and decreased by 9% for desktop as compared to the same period in the prior year.
Transactions
Innovid Corp. was originally incorporated as ION Acquisition Corp. 2 Ltd. (“ION”), a special purpose acquisition company, on November 23, 2020, and Innovid Corp. was the surviving entity following the completion of its merger with ION on November 30, 2021 (the “Transaction”).
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates and assumptions used are related, but not limited to, income tax uncertainties, deferred taxes, and stock-based compensation, as well as the fair value of assets acquired, and liabilities assumed in business combinations. The Company’s management believes that the estimates, judgments and assumptions used as reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Global Markets
The majority of our clients operate at a significant scale. Innovid serves customers globally through a delivery footprint including the US, APAC, EMEA, and LATAM. During the second quarter and the first half of 2024, approximately 9%, respectively, of Innovid's revenue was generated by our customers outside of the US.
We continue to service international markets to meet the needs of our global customer base and to accelerate new customer acquisition in key geographies outside of the US. We believe our continuing ability to service international markets will impact our results of operations.
Components of Results of Operations
Revenue
We generate most of our revenue from digital ad solutions via our cloud-based ad serving platform to advertisers, media agencies and publishers. We focus on standard, interactive and data driven digital video advertising. Ad serving services relate to utilizing our platform to serve advertising impressions to various digital publishers across CTV, mobile, and desktop.
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
General and administrative
General and administrative expenses consist primarily of personnel costs, including stock-based compensation, executive management, finance, accounting, human capital, legal and other administrative functions, as well as professional services costs and facility related costs. We allocate overhead, including rent and other facility related costs, and communication costs based on headcount.
Results of Operations
The following table sets forth items in the condensed consolidated quarterly statements of operations as a percentage of sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	24%	25%	24%	26%
Research and development	19%	20%	18%	22%
Sales and marketing	32%	33%	32%	36%
General and administrative	25%	26%	27%	29%
Depreciation and amortization	7%	6%	7%	6%
Goodwill impairment	—%	42%	—%	22%
Operating loss	(7)%	(52)%	(8)%	(40)%
Finance income, net	—%	(1)%	—%	(4)%
Loss before taxes	(7)%	(51)%	(8)%	(36)%
Taxes on income	21%	4%	15%	6%
Net loss	(28)%	(55)%	(22)%	(42)%

Three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023

	Three months ended June 30,				Six months ended June 30,
	(In thousands)		Increase (decrease)		(In thousands)		Increase (decrease)
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue	$37,951	$34,546	$3,405	10%	$74,689	$65,031	$9,658	15%
Cost of revenue	9,097	8,591	506	6%	17,829	16,856	973	6%
Research and development	7,304	6,876	428	6%	13,625	13,993	(368)	(3)%
Sales and marketing	12,215	11,460	755	7%	23,841	23,097	744	3%
General and administrative	9,297	8,924	373	4%	19,832	18,574	1,258	7%
Depreciation and amortization	2,831	2,064	767	37%	5,455	4,094	1,361	33%
Goodwill impairment	—	14,503	(14,503)	(100)%	—	14,503	(14,503)	(100)%
Operating loss	(2,793)	(17,872)	15,079	(84)%	(5,893)	(26,086)	20,193	(77)%
Finance income, net	(78)	(248)	170	(69)%	(120)	(2,723)	2,603	(96)%
Loss before taxes	(2,715)	(17,624)	14,909	(85)%	(5,773)	(23,363)	17,590	(75)%
Taxes on income	7,827	1,335	6,492	486%	11,003	4,159	6,844	165%
Net loss	$(10,542)	$(18,959)	$8,417	(44)%	$(16,776)	$(27,522)	$10,746	(39)%
Revenue
The overall growth and scaling of CTV was the key driver of Innovid’s revenue growth in the second quarter of 2024. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we deliver for our existing and new customers. We have driven consistent positive net revenue retention of our core client base, largely through increased CTV advertising volume, as legacy TV budgets migrate from linear TV to CTV.
Revenue increased in the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to the ad serving volume growth and the growth of the measurement solution. Cross-selling of the measurement solution to our core clients contributed to the overall increase in the measurement revenue.
Revenue increased in the six months ended June 30, 2024, as compared to the same period in 2023, mainly due to the ad serving volume growth and the growth of the measurement solution. Cross-selling of the measurement solution to our core clients contributed to the overall increase in the measurement revenue.
There was no meaningful impact of changes in average cost per impression on revenue.

Cost of revenue (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Cost of revenue	$9,097	$8,591	$506	6%
The increase in cost of revenue in the three months ended June 30, 2024, as compared to the same period in 2023, was primarily driven by an increase of $0.4 million related to hosting and data costs.

	Six months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Cost of revenue	$17,829	$16,856	$973	6%
Cost of revenue increase in the six months ended June 30, 2024, as compared to the same period in 2023, was mainly due to an increase of $1.1 million related to hosting and data costs, partially offset by $0.3 million decrease in consulting and outsourcing expenses.
Research and development (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Research and development	$7,304	$6,876	$428	6%
The increase in research and development expense in the three months ended June 30, 2024, was primarily driven by an increase of $0.2 million in professional fees, $0.1 million in personnel and related costs, and $0.1 million in hosting and data costs, as compared to the same period in 2023.

	Six months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Research and development	$13,625	$13,993	$(368)	(3)%
The decrease in research and development expense in the six months ended June 30, 2024, as compared to the first half of 2023, was due to a decrease of $1.0 million in personnel and related costs resulting from our operating efficiency measures including headcount reduction. This was partially offset by $0.4 million increase in professional fees and $0.2 million in hosting and data costs.

Sales and marketing (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Sales and marketing	$12,215	$11,460	$755	7%
The increase in sales and marketing expense was primarily driven by an increase of $0.5 million in spending due to a product launch and $0.3 million in personnel and related costs in the three months ended June 30, 2024, as compared to the same period in 2023.

	Six months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Sales and marketing	$23,841	$23,097	$744	3%
Sales and marketing expense increase was mainly due to an increase of $0.6 million in spending related to a product launch, and trade show attendance in the six months ended June 30, 2024, as compared to the first half of 2023.
General and administrative (exclusive of depreciation and amortization shown below)

	Three months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
General and administrative	$9,297	$8,924	$373	4%
General and administrative expense increased by $0.4 million, or 4%, from $8.9 million in the three months ended June 30, 2023, to $9.3 million in the three months ended June 30, 2024, primarily driven by an increase in professional fees of $0.8 million. This was offset by a decrease in personnel and related costs of $0.5 million.

	Six months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
General and administrative	$19,832	$18,574	$1,258	7%
General and administrative expense increased primarily due to higher professional fees of $0.7 million and legal fees of $0.6 million in connection with litigation in the first half of 2024, as compared to the same period in 2023.
Depreciation and amortization

	Three months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Depreciation and amortization	$2,831	$2,064	$767	37%
Depreciation and amortization expense increase period over period was mostly due to amortization expense for software projects.

	Six months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Depreciation and amortization	$5,455	$4,094	$1,361	33%
The increase in depreciation and amortization expense was primarily due to increased amortization expense for software projects of $1.4 million in the six months ended June 30, 2024, as compared to the first half of 2023.
Goodwill impairment

	Three months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Goodwill impairment	$—	$14,503	$(14,503)	(100)%
In the three months ended June 30, 2023, the Company recorded a goodwill impairment charge stemming from a continued decline in its stock price. An assessment was performed, and it was determined that the fair value of the reporting unit exceeded its carrying value resulting in the impairment charge. There was no goodwill impairment in the three months ended June 30, 2024.

	Six months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Goodwill impairment	$—	$14,503	$(14,503)	(100)%
In the six months ended June 30, 2023, the Company recorded a goodwill impairment as a result of a continued decline in its stock price as described above. There was no goodwill impairment in the first half of 2024.
Finance Income, Net

	Three months ended June 30,
	(In thousands)		Decrease (increase)
	2024	2023	Amount	%
Finance income, net	$(78)	$(248)	$170	(69)%
Finance income, net decreased primarily due to an increase in the fair value of our warrants, partially offset by a gain on foreign exchange period over period. The fair value of the warrants is affected by market volatility in the Company’s warrant price.

	Six months ended June 30,
	(In thousands)		Decrease (increase)
	2024	2023	Amount	%
Finance income, net	$(120)	$(2,723)	$2,603	(96)%
Finance income, net decreased in the six months ended June 30, 2024, as compared to the same period in 2023, mainly due to the $3.3 million fair value gain recognized in the 2023 as a result of the decline in value of the Company’s warrants partially offset by a loss on foreign exchange in the current period. The warrant fair value was impacted by the decline in the Company’s common stock price.

Taxes on income

	Three months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Taxes on income	$7,827	$1,335	$6,492	486%
The Company recorded net provisions for incomes taxes of $7.8 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, representing effective tax rates of (288.3)% and (7.6)%, respectively. The increase in the second quarter of 2024 tax expense results from growing profitability of the global business and associated higher current tax expense, non-deductibility of stock compensation expenses in the US and Israel, the recognition of uncertain tax positions that previously offset against unrecognized deferred tax assets and the effects of using the interim tax reporting methodology provided under ASC 740-270 where the Company uses a forecasted effective tax rate against current year-to-date results.

	Six months ended June 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Taxes on income	$11,003	$4,159	$6,844	165%
The Company recorded net provisions for incomes taxes of $11.0 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively, representing effective tax rates of (190.6)% and (17.8)%, respectively. The increase in first half of 2024 tax expense results from growing profitability of the global business and associated higher current tax expense, non-deductibility of stock compensation expenses in the US and Israel, the recognition of uncertain tax positions that previously offset against unrecognized deferred tax assets, and as discussed above, the effects of using the interim tax reporting methodology provided under ASC 740-270.

Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.
As of June 30, 2024, we had cash and cash equivalents of $31.0 million and net working capital, consisting of current assets less current liabilities, of $52.7 million. As of June 30, 2024, we had an accumulated deficit of $199.6 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
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
Sources of Liquidity
Revolving Line of Credit
On August 4, 2022, two of our wholly owned subsidiaries, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15.0 million to $50.0 million (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”) and a Second Loan Modification Agreement dated June 26, 2024 (the “2024 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit

Facility bears interest at an annual rate that is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The maturity date of the 2022 A&R Agreement, as amended, is June 30, 2027. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement and is secured by substantially all of the Company’s assets and continues to place limitations on indebtedness, liens, distributions, asset sales, transactions with affiliates and acquisitions, all as defined in the agreement.
The New Revolving Credit Facility requires the Company to comply with all covenants, primarily maintaining an adjusted quick ratio of at least 1.30 to 1.00. As defined in the 2022 A&R Agreement “adjusted quick ratio” is the ratio of (a) quick assets to (b) current liabilities minus the current portion of deferred revenue. “Quick assets” are calculated as unrestricted cash plus accounts receivable, net, and is determined according to US GAAP. We are also required to maintain the minimum quarterly adjusted EBITDA as defined in the 2022 A&R Agreement, as amended, if the Company does not maintain the quarterly adjusted quick ratio of at least 1.50 to 1.00.
As of June 30, 2024, we were in compliance with all applicable covenants.
The Company utilizes the credit line on an as needed basis. In January 2024, the Company repaid $20.0 million under the credit line and has not subsequently drawn from it.
We recognize interest expense in finance income, net in the condensed consolidated statements of operations. Interest expense for the three months ended June 30, 2024 and 2023 was zero and $0.4 million, respectively. Interest income for the three months ended June 30, 2024 and 2023, was $0.3 million and $0.3 million, respectively. Interest expense for the six months ended June 30, 2024 and 2023 was $0.1 million and $0.8 million, respectively. Interest income for the six months ended June 30, 2024 and 2023, was $0.7 million and $0.6 million, respectively.
Cash Flows
Six months ended June 30, 2024, compared to the six months ended June 30, 2023
The following table summarizes our cash flows for the periods presented (in thousands):

	Six months ended June 30,
	2024	2023
Net cash provided by operating activities	$5,886	$948
Net cash (used in) provided by investing activities	(4,702)	4,247
Net cash (used in) provided by financing activities	(19,920)	614
Effect of exchange rates on cash, cash equivalents and restricted cash	(251)	—
(Decrease) increase in cash, cash equivalents, and restricted cash	$(18,987)	$5,809
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
For the six months ended June 30, 2024, net cash provided by operating activities was $5.9 million. The non-cash charges, primarily stock based compensation and depreciation and amortization, offset the net loss and provided $1.7 million in cash. The timing of other accrued expenses, vendor payments and collections on our trade receivables together provided $11.8 million in cash. The timing of payments to employees used $4.7 million in cash.
For the six months ended June 30, 2023, net cash provided by operating activities was $0.9 million. Net loss, adjusted for non-cash charges used $2.3 million in cash. The timing of other accrued expense, vendor and employee payments provided $4.5 million in cash. Decreases in prepaid software subscriptions used $1.4 million in cash.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2024, was $4.7 million, primarily the result of an investment in internal software development projects. Cash provided by investing activities for the six months ended June 30, 2023, was $4.2 million, which included cash from short-term deposits of $10.0 million partially offset by $5.6 million of investment in internal software development projects.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2024, was $19.9 million primarily due to a payment on our revolving credit facility. Cash provided by financing activities for the six months ended June 30, 2023, was $0.6 million mainly due to proceeds from the exercise of options.
Free Cash Flow (non-GAAP measure)
The following table reconciles Free Cash Flow, which is a non-GAAP measure, to net cash provided by operating activities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$1,234	$580	$5,886	$948
Loss on foreign exchange, net	(161)	—	(251)	—
Capital expenditures	(2,326)	(2,600)	(4,867)	(5,780)
Free Cash Flow	$(1,253)	$(2,020)	$768	$(4,832)
We had outlays of cash of $1.3 million during the three months ended June 30, 2024, compared to $2.0 million in the same period in the prior year primarily due to the strengthening of our stock price and lower software capitalization in the current period.
We generated $0.8 million in Free Cash Flow during the six months ended June 30, 2024, compared to an outlay of cash of $4.8 million in the same period in the prior year primarily due to improved cash from operations and lower software capitalization in the current period.
See Key Metrics and Non-GAAP Financial Measures below for details regarding management’s use of this non-GAAP measure.
Contractual Obligations and Known Future Cash Requirements
Lease Commitments
Our lease commitments predominantly relate to rented office space. We rent facilities under operating lease agreements that expire on various dates through 2035, excluding any options for renewal. Minimum rental payments under operating leases at June 30, 2024 was $1.4 million in the next twelve months and $10.1 million thereafter, for a total of $11.4 million. Other lease arrangements were immaterial. On February 7, 2024, we amended our New York lease agreement, extending the term to 2035. The lease contains an option to extend the lease for an additional five-year period and early termination, which are not reasonably certain to be exercised. We expect to pay approximately $15.9 million in rent over the lease term.
Pledges and Bank Guarantees
In connection with the 2022 A&R Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.8 million of pledged bank deposits as of June 30, 2024, in connection with office leases and credit cards. We obtained bank guarantees in an aggregate amount of $0.2 million in connection with our revolving credit facility.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(10,542)	$(18,959)	$(16,776)	$(27,522)
Net loss margin percent	(28)%	(55)%	(22)%	(42)%
Depreciation and amortization	2,831	2,064	5,455	4,094
Goodwill impairment	—	14,503	—	14,503
Stock-based compensation	5,187	5,334	9,025	9,958
Finance income, net (a)	(78)	(248)	(120)	(2,723)
Retention bonus expenses (b)	40	148	132	445
Legal claims	206	342	1,134	656
Severance cost	415	—	415	845
Other	(14)	23	—	272
Taxes on income	7,827	1,335	11,003	4,159
Adjusted EBITDA	$5,872	$4,542	$10,268	$4,687
Adjusted EBITDA margin percent	15.5%	13.1%	13.7%	7.2%
(a) Finance income, net consists mostly of remeasurement related to revaluation of our warrants, remeasurement of our foreign subsidiary’s monetary assets, liabilities and operating results, and our interest expense.
(b) Retention bonus expenses consists of retention bonuses for certain TVS employees.

Other companies in our industry may calculate the above-described non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure.
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
We believe Free Cash Flow is a helpful supplemental measure to assist us and investors in evaluating our liquidity. Further, we believe Free Cash is useful to provide additional information to assess our ability to pursue business opportunities and investments and to service our debt. Free Cash Flow has limitations as an analytical tool, including that it does not include capital expenditures and excludes the impact of foreign exchange on cash.
Other companies in our industry may calculate the above-described non-GAAP financial measures differently than we do, limiting their usefulness as a comparative measure. You should compensate for these limitations by relying primarily on our US GAAP results and using the non-GAAP financial measures only supplementally.
Operational Metrics
In addition, Innovid’s management considers the number of core clients, annual core clients retention and annual core clients net revenue retention in evaluating the performance of the business. We define core clients as advertisers or publishers that generated at least $100,000 of annual revenue. These metrics are reported annually.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Revenue Recognition
Most of the Company’s revenue is derived from digital ad solutions, where the Company provides a cloud-based ad serving platform for use by advertisers, media agencies and publishers. Standard, interactive and data driven digital video ads are delivered through this ad serving platform. Advertising impressions are served via the Company’s cloud-based ad serving platform to various digital publishers across CTV, mobile TV, desktop TV, display and other channels.
InnovidXP, the Company’s cloud-based cross-platform for TV ad measurement solution, measures the efficiency of CTV advertising and in-flight optimizations for TV marketers. The customers get insights into the effectiveness of their TV and digital advertising.
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
Revenue related to the InnovidXP solution is recognized over time, since the customer simultaneously receives and consumes the benefits provided by the Company’s performance. Revenue for this measurement subscription is recognized over the service period.
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
Level 3 - Unobservable inputs that are supported by little or no market activity.
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
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. No impairment was recognized during the three or six months ended June 30, 2024, or 2023.
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
The Company allocates goodwill to reporting units based on the expected benefit from the applicable business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and, if necessary, goodwill is reassigned using a relative fair value allocation approach. The Company operates in one operating segment and this segment is the only reporting unit.
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
The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. In the second quarter of 2023, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its one reporting unit. Thus, the Company performed quantitative assessments of the Company’s reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. During the three and six months ended June 30, 2023, the Company recorded a goodwill impairment of $14.5 million. No impairment was recognized during the three or six months ended June 30, 2024.

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
The amortization of customer relationships, acquired technology, and trade name is presented within depreciation and amortization in the condensed consolidated statements of operations. Amortization of customer relationships and acquired technology is presented within depreciation and amortization in the condensed consolidated statements of operations.
Capitalized software development costs
Software development costs, which are included in property and equipment, net, consists of capitalized costs related to the purchase and development of internal-use software. We use such software to provide services to our customers. The cost to purchase and develop internal-use software is capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended. These costs include personnel and personnel-related employee benefits for employees directly associated with the software development and external costs of the materials or services consumed in developing or obtaining the software.
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing our services, these costs are amortized on a straight-line basis over the three-year estimated useful life. Amortization is presented within depreciation and amortization in the condensed consolidated statements of operations.
Cloud computing arrangements
During the three months ended June 30, 2024, the Company capitalized certain application development phase costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets and will be amortized on a straight-line basis over the estimated useful life, once the modules or components are ready for its intended use. This amortization will be recorded to software subscription expense in the condensed consolidated statements of operations. Cash outflows from cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
Income taxes and tax contingencies
Income taxes are computed using a balance sheet approach reflecting both current and deferred taxes. Current and deferred taxes reflect the tax impact of all the events included in the financial statements. The basic principles employed in the balance sheet approach are to reflect a current tax liability or asset that is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years, a deferred tax liability or asset that is recognized for the estimated future tax effects attributable to temporary differences and carryforwards, the measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law of which the effects of future changes in tax laws or rates are not anticipated, and the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. There are certain situations in which deferred taxes are not provided. Some basis differences are not temporary differences because their reversals are not expected to result in taxable or deductible amounts.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide this information.
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
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended as of June 30, 2024. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 4, 2022, a lawsuit was filed in the United States District Court for the Western District of Texas by the Nielsen Company (US) LLC against TV Squared, alleging infringement of US Patent No. 10.063.078. On June 1, 2022, TV Squared moved to transfer the case to the Southern District of New York, which was granted on January 18, 2023. On March 23, 2023, TV Squared moved for judgment on the pleadings that the asserted claims of the Nielsen patent are invalid because they are patent ineligible under 35 U.S.C. 101. The Court has not yet ruled on TV Squared’s motion. While the motion has remained pending, discovery commenced. The Court also conducted a hearing to construe the patent claims on January 10, 2024, but has not issued a ruling.
On April 15, 2024 the Court issued an order to stay the case for ninety (90) days and to extend various deadlines as set out below, to allow the parties to continue settlement negotiations without incurring the substantial costs associated with the impending close of fact discovery and deadlines for expert reports. The parties agreed that the stay will apply to all interim deadlines, including the service of and responses and objections to written discovery. On July 2, 2024 the Court issued an order to extend the stay for an extra one hundred and twenty (120) days.
In the July 2, 2024 order, the Court set the date for the close of fact discovery as February 10, 2025 and the date for close of expert discovery as June 20, 20025.
No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of June 30, 2024, the Company has not recorded a loss contingency.
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
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing date	Filed furnished herewith
3.1	Certificate of Incorporation of Innovid	10-K	001-40048	3.1	03/03/2023
3.2	Bylaws of Innovid Corp.	8-K	001-40048	3.1	02/05/2024
4.1	Specimen Common Stock Certificate of Innovid Corp.	8-K	001-40048	4.1	12/06/2021
4.2	Specimen Warrant Certificate of Innovid Corp	8-K	001-40048	4.2	12/06/2021
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent	8-K	333-252440	4.1	02/18/2021
4.4	Description of Securities	10-K	001-40048	4.4	03/03/2023
10.1*	Second Loan Modification Agreement, by and among Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company, and each of the Borrowers set forth therein, dated June 26, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVID CORP.

Date: August 06, 2024	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: August 06, 2024	By:	/s/ Anthony Callini
Anthony Callini
Chief Financial Officer