Form 10-Q
period 2024-09-30
Innovid Corp.
filed 2024-11-12
CIK 1835378

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
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-40048
____________________________
Innovid Corp.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	87-3769599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
30 Irving Place, 12th Floor New York, New York	10003
(Address of Principal Executive Offices)	(Zip Code)
+1(212) 966-7555
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 148,473,428 shares of common stock as of October 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, statements relating to expectations for future financial performance, business strategies or expectations for our business and the stock repurchase program. These statements are based on the beliefs and assumptions of the management of Innovid. Although Innovid believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it cannot assure you that it will achieve or realize these plans, intentions or expectations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
• the impact of increasing competition in the digital advertising space, including with competitors who have significantly more resources; and
• other risks and uncertainties indicated in this report, including those set forth under the section titled “Risk Factors” and those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024.
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

WHERE TO FIND MORE INFORMATION
Our website address is www.innovid.com. We may use our website as a means of disclosing material non-public information. Such disclosures will be included on our website in the “Investors” section or at investors.innovid.com. We may also use certain social media channels, such as LinkedIn, Facebook or X (formerly Twitter), as a means of disclosing information about us and our business to our colleagues, customers, investors and the public. While not all the information that the Company posts to the Innovid website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, investors should monitor our website and certain of our social media channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. However, information contained on, or that can be accessed through, these communications channels do not constitute a part of this Quarterly Report and are not incorporated by reference herein. Our SEC filings are available to you on the SEC’s website at http://www.sec.gov. This site contains reports and other information regarding issuers that file electronically with the SEC. The information on that website is not part of this Quarterly Report and is not incorporated by reference herein.

Part I
Item 1. Financial Statements
INNOVID CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,564	$49,585
Trade receivables, net of allowance for credit losses of $292 and $321 at September 30, 2024, and December 31, 2023, respectively	44,365	46,420
Prepaid expenses and other current assets	4,475	5,615
Total current assets	83,404	101,620
Long-term restricted deposits	423	412
Property and equipment, net	21,006	18,419
Goodwill	102,473	102,473
Intangible assets, net	21,305	24,318
Operating lease right of use asset	10,894	1,435
Other non-current assets	903	1,278
Total assets	$240,408	$249,955

Liabilities and Stockholders’ Equity
Current liabilities:
Trade payables	$3,793	$2,810
Employee and payroll accruals	9,140	14,060
Lease liabilities—current portion	1,388	1,200
Accrued expenses and other current liabilities	9,397	7,426
Total current liabilities	23,718	25,496
Long-term debt	—	20,000
Lease liabilities—non-current portion	9,835	634
Other non-current liabilities	6,927	7,528
Warrants liability	411	307
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock: $0.0001 par value - Authorized: 500,000,000 at September 30, 2024, and December 31, 2023; Issued and outstanding: 147,773,651 and 141,194,179 at September 30, 2024, and December 31, 2023, respectively	15	13
Additional paid-in capital	394,410	378,774
Accumulated deficit	(194,908)	(182,797)
Total stockholders’ equity	199,517	195,990
Total liabilities and stockholders’ equity	$240,408	$249,955
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$38,251	$36,234	$112,940	$101,265
Cost of revenue (1)	8,917	8,428	26,746	25,284
Research and development (1)	7,021	6,486	20,646	20,479
Sales and marketing (1)	11,682	11,175	35,523	34,272
General and administrative (1)	9,238	9,753	29,070	28,327
Depreciation, amortization and long-lived assets impairment	2,836	4,714	8,291	8,808
Goodwill impairment	—	—	—	14,503
Operating loss	(1,443)	(4,322)	(7,336)	(30,408)
Finance income, net	(285)	(290)	(405)	(3,013)
Loss before taxes	(1,158)	(4,032)	(6,931)	(27,395)
Taxes on (income) loss	(5,823)	(1,301)	5,180	2,858
Net income (loss)	$4,665	$(2,731)	$(12,111)	$(30,253)

Net income (loss) per share common share—basic	$0.03	$(0.02)	$(0.08)	$(0.22)
Net income (loss) per share common share—diluted	$0.03	$(0.02)	$(0.08)	$(0.22)
Weighted-average number of shares used in computing net income (loss) per share:
Basic	146,822,073	139,607,389	144,664,912	137,826,099
Diluted	152,504,240	139,607,389	144,664,912	137,826,099
The accompanying notes are an integral part of the condensed consolidated financial statements.
(1) Exclusive of depreciation, amortization, long-lived assets and goodwill impairment presented separately.

INNOVID CORP. AND ITS SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of June 30, 2024	145,803,657	$14	$388,467	$(199,573)	$188,908
Stock-based compensation			5,710		5,710
Issuance of common stock:
—exercised options and RSUs vested	1,969,994	1	233		234
Net income				4,665	4,665
Balance as of September 30, 2024	147,773,651	$15	$394,410	$(194,908)	$199,517

	Three months ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of June 30, 2023	138,737,104	$13	$367,970	$(178,408)	$189,575
Stock-based compensation			5,919		5,919
Issuance of common stock:
—exercised options and RSUs vested	1,399,801	—	158		158
Net loss				(2,731)	(2,731)
Balance as of September 30, 2023	140,136,905	$13	$374,047	$(181,139)	$192,921

	Nine months ended September 30, 2024
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	141,194,179	$13	$378,774	$(182,797)	$195,990
Stock-based compensation			15,324		15,324
Issuance of common stock:
—exercised options and RSUs vested	6,579,472	2	312		314
Net loss				(12,111)	(12,111)
Balance as of September 30, 2024	147,773,651	15	$394,410	$(194,908)	$199,517

	Nine months ended September 30, 2023
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	133,882,414	$13	$356,801	$(150,886)	$205,928
Stock-based compensation			16,474		16,474
Issuance of common stock:
—exercised options and RSUs vested	6,254,491	—	772		772
Net loss				(30,253)	(30,253)
Balance as of September 30, 2023	140,136,905	$13	$374,047	$(181,139)	$192,921
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID CORP. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,111)	$(30,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and long-lived assets impairment	8,291	8,808
Loss on disposal of property and equipment	15	—
Goodwill impairment	—	14,503
Stock-based compensation	14,526	15,470
Change in fair value of warrants	104	(3,688)
Loss on foreign exchange, net	321	—
Changes in operating assets and liabilities:
Trade receivables, net	2,055	94
Prepaid expenses and other assets	1,349	(1,167)
Operating lease right of use assets	438	1,351
Trade payables	984	(36)
Employee and payroll accruals	(4,920)	1,770
Operating lease liabilities	(508)	(1,683)
Accrued expenses and other liabilities	1,371	2,268
Net cash provided by operating activities	11,915	7,437
Cash flows from investing activities:
Internal use software capitalization	(6,098)	(7,795)
Purchases of property and equipment	(983)	(395)
Withdrawal of short-term bank deposits	165	10,000
Decrease in deposits	—	77
Net cash (used in) provided by investing activities	(6,916)	1,887
Cash flows from financing activities:
Proceeds from loan	—	20,000
Payment on loan	(20,000)	(20,000)
Proceeds from exercise of options	312	772
Net cash (used in) provided by financing activities	(19,688)	772
Effect of exchange rates on cash, cash equivalents and restricted cash	(321)	—
(Decrease) increase in cash, cash equivalents, and restricted cash	(15,010)	10,096
Cash, cash equivalents, and restricted cash at the beginning of the period	49,997	37,971
Cash, cash equivalents, and restricted cash at the end of the period	$34,987	$48,067
Supplemental disclosures:
Income taxes paid	$2,990	$1,129
Interest paid	$117	$1,141
Non-cash transactions:
Right of use assets obtained in exchange for lease liability upon lease modification	$9,897	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$34,564	$47,680
Long-term restricted deposits	423	387
Total cash, cash equivalents, and restricted cash	$34,987	$48,067
The accompanying notes are an integral part of the condensed consolidated financial statements.

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Accordingly, such financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. In management’s opinion, these unaudited condensed consolidated interim financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim period presented.
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

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

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
During the three and nine months ended September 30, 2024 and 2023, one customer accounted for more than 10% of the Company’s total revenue as presented below:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer A	15%	16%	16%	16%
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
Any costs incurred for upgrades and functionality enhancements of the software are also capitalized. Once this software is ready for use in providing the Company's services, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is three years. The amortization is presented within depreciation and amortization in the condensed consolidated statements of operations. During the three months ended September 30, 2024 and 2023, the Company capitalized internal-use software cost of $2.0 million and $2.5 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company capitalized internal-use software cost of $6.9 million and $8.8 million, respectively, which represents labor costs including stock based compensation.
Cloud computing arrangements
During nine months ended September 30, 2024, the Company capitalized certain application development phase costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets and will be amortized on a straight-line basis over the estimated useful life, once the modules or components are ready for its intended use. The amount capitalized at September 30, 2024 was immaterial. This amortization will be recorded to software subscription expense within general and administrative expense in the condensed consolidated statements of operations. Cash outflows from cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. No impairment was recognized during the three or nine months ended September 30, 2024. In September 2023, the Company identified an impairment indicator for its legacy measurement product and recorded an impairment charge of $2.4 million in the three and nine months ended September 30, 2023.
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
The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. In the second quarter of 2023, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its one reporting unit. Thus, the Company performed quantitative assessments of the Company’s reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. As a result of this assessment, the Company recorded a goodwill impairment of $14.5 million during the three months ended June 30, 2023. No impairment was recognized during the three or nine months ended September 30, 2024.
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

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

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
The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,919	$—	$—
Liabilities:
Warrants liability	411	—	—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,264	$—	$—
Liabilities:
Warrants liability	307	—	—
As of September 30, 2024, the Company’s warrant liability represents the warrants (refer to Note 4), that were assumed in the Transaction, which were originally issued in connection with ION’s initial public offering. The Company’s warrants are recorded on the balance sheet at fair value with changes in fair value recognized through earnings. The Company’s warrants are within Level 1 of the fair value hierarchy. This valuation is subject to re-measurement at each balance sheet date. The Company determines the fair value of the warrants by using the closing warrant price.
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

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

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
Deferred revenue represents mostly unrecognized fees billed or collected for measurement platform services. Deferred revenue is recognized as (or when) the Company performs under the contract. Revenue recognized during the three and nine months ended September 30, 2024, from amounts included in deferred at the beginning of the period were $0.6 million and $1.7 million, respectively.
Revenue from ad serving solutions via Innovid’s ad serving platform was 74.8% and 73.3% of the Company’s revenue for the three months ended September 30, 2024 and 2023, respectively. Revenue from measurement subscriptions was 22.2% and 23.2% for the three months ended September 30, 2024 and 2023, respectively. Creative services were 3.0% and 3.5% of the Company’s revenue for the three months ended September 30, 2024, and 2023, respectively.
Revenue from ad serving solutions via Innovid’s ad serving platform was 75.2% and 73.4% of the Company’s revenue for the nine months ended September 30, 2024 and 2023, respectively. Revenue from measurement subscriptions was 21.8% and 22.9% for the nine months ended September 30, 2024 and 2023, respectively. Creative services were 3.0% and 3.7% of the Company’s revenue for the nine months ended September 30, 2024 and 2023, respectively.
Costs to obtain a contract
Contract costs include commission programs to compensate sales employees for generating sales orders with new customers or for new services with existing customers. The Company elected to apply the practical expedient and recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. Most of the Company’s commissions are commensurate. If commissions are not eligible for the practical expedient, the commissions are capitalized and are amortized over three years. As of both September 30, 2024 and December 31, 2023, capitalized commissions were immaterial.
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

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

Income taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve transparency of income tax disclosure by requiring income tax disclosures to contain consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This standard affects the disclosure of income taxes, not the accounting for income taxes. This standard is effective for the Company for the annual period beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2023-09.
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
The Company has the following operating right-of-use (“ROU”) assets and lease liabilities:

	September 30, 2024		December 31, 2023
	(Unaudited)
	ROU assets	Lease liabilities	ROU assets	Lease liabilities
Real estate	$10,894	$11,223	$1,435	$1,834
Total operating leases	$10,894	$11,223	$1,435	$1,834
Lease expense components recognized in the interim condensed consolidated statement of operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$218	$458	$933	$1,379
Short term lease cost	283	205	911	788
Variable lease cost	58	31	142	77
Total lease cost	$559	$694	$1,986	$2,244
As of September 30, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 9.8 years and 7.2%, respectively.

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

Supplemental cash flow information regarding the Company's operating leases were as follows:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$968	$1,541
Future minimum commitments under the Company’s operating lease were as follows:

Twelve months ending September 30,	Nine months ended September 30, 2024
2025	$1,263
2026	1,762
2027	1,001
2028	1,523
2029	1,554
Thereafter	9,114
Total undiscounted lease payments	$16,217
Less: imputed interest	(4,994)
Total operating lease liabilities	$11,223
4. Warrants
As of September 30, 2024, the Company had 3,162,453 public warrants and 7,060,000 private warrants outstanding. The majority of the private warrant terms are identical to the public warrants resulting in use of the same price for valuation purposes. The Company's warrants do not meet all the conditions to be classified as equity under ASC 815-40 and therefore are classified as a liability measured at fair value through earnings.
See Note 2, Summary of Significant Accounting Policies, for details regarding the fair value of the warrants and see Note 8, Finance (Income) Expenses, Net for details regarding the gains and losses.
5. Long-term Debt
On August 4, 2022, two wholly-owned subsidiaries of the Company, Innovid LLC and TV Squared Inc, entered into an amended and restated loan and security agreement with Silicon Valley Bank (the “2022 A&R Agreement”), to increase the revolving line of credit from $15,000 to $50,000 (the “New Revolving Credit Facility”). The 2022 A&R Agreement and the New Revolving Credit Facility were amended by a First Loan Modification Agreement dated August 2, 2023 (the “2023 Modification Agreement”) and by a Second Loan Modification Agreement dated June 26, 2024 (the “2024 Modification Agreement”). The interest for the New Revolving Credit Facility is payable monthly in arrears. The New Revolving Credit Facility bears interest at an annual rate that is the greater of (a) WSJ Prime Rate plus 0.25% or (b) 4.25%, on the aggregate outstanding balance. Additional fees include fees in an amount of 0.20% per annum of the average unused portion of the New Revolving Credit Facility to be paid quarterly in arrears. The maturity date of the 2022 A&R Agreement, as amended, is June 30, 2027. The New Revolving Credit Facility is subject to certain customary conditions precedent to the credit extension as stated in the 2022 A&R Agreement and is secured by substantially all of the Company’s assets and continues to place limitations on indebtedness, liens, distributions, asset sales, transactions with affiliates and acquisitions, all as defined in the agreement.
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

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

At September 30, 2024, there were no amounts outstanding under the New Revolving Credit Facility and the Company was in compliance with all the covenants.
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
On April 15, 2024, the Court issued an order to stay the case for ninety (90) days and to extend various deadlines as set out below, to allow the parties to continue settlement negotiations without incurring the substantial costs associated with the impending close of fact discovery and deadlines for expert reports. The parties agreed that the stay will apply to all interim deadlines, including the service of and responses and objections to written discovery. On July 2, 2024 the Court issued an order to extend the stay for an extra one hundred and twenty (120) days, and on October 23, 2024, the Court extended the stay for an additional eighty (80) days.
In the October 23, 2024 order, the Court set the date for the close of fact discovery as May 2, 2025 and the date for close of expert discovery as September 9, 2025.
No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of September 30, 2024, the Company has not recorded a loss contingency.
7. Stock-Based Compensation
Stock-based compensation expense under all plans was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$472	$522	$1,332	$1,398
Research and development	897	1,249	2,564	3,652
Sales and marketing	1,940	1,657	4,632	4,926
General and administrative	2,192	2,177	5,998	5,587
Total expensed	$5,501	$5,605	$14,526	$15,563
Internal use software capitalization	209	314	798	1,004
Total stock-based compensation	$5,710	$5,919	$15,324	$16,567

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

Stock Options
Stock option activity under all plans was as follows:

	Nine months ended September 30, 2024
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	9,526,883	$1.27
Granted	—	$—
Exercised	(532,089)	$0.59
Forfeited	(573,537)	$1.81
Expired	(364,341)	$1.98
Outstanding at September 30, 2024	8,056,916	$1.24	5.4	$6,031
Exercisable options at September 30, 2024	7,030,893	$1.20	5.0	$5,545
The aggregate intrinsic value of exercised options in the nine months ended September 30, 2024, was $0.8 million.
As of September 30, 2024, the Company had approximately $0.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
RSU activity under the 2021 Plan was as follows:

	Nine months ended September 30, 2024
	Number of units	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	13,270,592	$2.07
Granted	9,837,142	$2.32
Vested	(6,047,383)	$2.29
Forfeited	(2,887,385)	$2.05
Outstanding at September 30, 2024	14,172,966	$2.15	1.1	$25,499
The weighted-average grant-date fair value of RSUs generally is determined based on the number of units granted and the quoted price of Innovid’s common stock on the date of grant. The fair value of shares vested during the nine months ended September 30, 2024, was $11.9 million.
As of September 30, 2024, $25.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over the weighted average period of 2.0 years.
8. Finance Income, Net
The Company recognizes the gains and losses from the remeasurement of its warrants liability in “finance income, net” in the condensed consolidated statements of operations. The unrealized (loss)/gain from changes in the fair value of the Company warrants for the three months ended September 30, 2024 and 2023, were gains of $0.3 million and $0.4 million, respectively. The unrealized (loss)/gain from changes in the fair value of the Company warrants for the nine months ended September 30, 2024 and 2023, were gains of $0.1 million and $3.7 million, respectively.
The Company recognizes interest expense and interest income in “finance income, net” in the condensed consolidated statements of operations. Interest expense for the three months ended September 30, 2024 and 2023, was immaterial and $0.4 million, respectively. Interest income for the three months ended September 30, 2024 and 2023, was $0.4 million and

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

$0.4 million, respectively. Interest expense for the nine months ended September 30, 2024 and 2023, was $0.2 million and $1.1 million, respectively. Interest income for the nine months ended September 30, 2024 and 2023, was $1.1 million and $1.0 million, respectively.
9. Income Tax
The Company recorded net benefits for incomes taxes of $5.8 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, representing effective tax rates of 502.8% and 32.3%, respectively. The decrease in the third quarter of 2024 tax expense was from a change in the Company’s full year forecast and the effects of using the interim tax reporting methodology provided under ASC 740-270 where the Company uses a forecasted effective tax rate against current year-to-date results.
The Company recorded net provisions for incomes taxes of $5.2 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, representing effective tax rates of (74.7)% and (10.4)%, respectively. The increase in year-to-date 2024 tax expense was from growing profitability of the global business and associated higher current tax expense, non-deductibility of stock compensation expenses in the US and Israel, the recognition of uncertain tax positions that previously offset against unrecognized deferred tax assets, and as discussed above, the effects of using the interim tax reporting methodology provided under ASC 740-270.
10. Segment Reporting
The Company operates and manages its business as one segment, which primarily focuses on the software platform for ad serving, measurement, and creative. Our CEO is the chief operating decision-maker and manages and allocates resources to the operations of the Company on an entity-wide basis.
Revenue by geographic location was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
US	$35,295	$33,238	$103,417	$92,452
Canada	549	531	1,740	1,385
APAC	706	723	2,656	2,271
EMEA	1,569	1,542	4,613	4,580
LATAM	132	200	514	577
Total revenue	$38,251	$36,234	$112,940	$101,265
Property and equipment, net and ROU assets by geographic location was as follows:

	September 30, 2024	December 31, 2023
Israel	$1,698	$2,154
US	29,612	17,144
Rest of the world	590	556
Total	$31,900	$19,854

INNOVID CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

11. Net Income (Loss) Per Share
The following presents a reconciliation of the denominator used in the calculation of diluted net income per share (in thousands, except share and per share data):

Three months ended September 30,
2024
Diluted denominator:
Weighted average common shares outstanding	146,822,073
Options	3,242,758
Unvested restricted stock units	2,439,409
Weighted average common shares outstanding - diluted	152,504,240

The following potential shares of common stock, presented based on amounts outstanding at each period end, have been excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated their effect would have been anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Options	3,396,038	9,402,442	6,986,540	9,402,442
Unvested restricted stock units	9,179,898	14,115,573	10,654,256	14,115,573
Warrants	10,222,453	10,222,500	10,222,453	10,222,500
12. Subsequent Event
On November 6, 2024, our board of directors authorized the Company to implement a stock repurchase program to purchase up to $20.0 million of our common stock. Subject to the final terms of the program, it is expected that repurchases would be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including the pricing and volume requirements of Rule 10b-18 or Rule10b-5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This program is not expected to obligate us to acquire any particular amount of common stock and may be modified, suspended, or terminated at any time at the discretion of our board of directors and the Company may decline to move forward with the implementation of any repurchase plan.

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
Our technology is purpose-built for CTV, with a comprehensive view of the full ecosystem, including linear TV, mobile, and desktop channels. Our cloud-based platform tightly integrates with the highly fragmented advertising technology and media ecosystem, and includes three key solutions: Ad Serving, Creative Personalization, and Measurement. We count many of the world’s largest brand advertisers as customers, including Anheuser-Busch InBev, CVS Pharmacy, Kellogg’s, Mercedes-Benz, Target, Sanofi, and more. As of September 30, 2024, over 50% of the top 200 large advertisers, by TV US advertising spend according to MediaRadar leverage our platform. We are also trusted partners of the largest streaming platform providers in the world, including Disney, Hulu, ESPN, NBCU, and Paramount, and we work closely with top advertising agencies and agency holding companies such as WPP, Publicis Groupe, Omnicom Group, Interpublic Group of Cos., Dentsu Inc., Havas Group, Horizon Media, and The Stagwell Group. Our clients are diversified across all major industry verticals, including consumer packaged goods, pharmaceutical and healthcare, retail, financial services, automotive and technology. We serve customers globally across over 50 countries, with most of our customers located in the US.
Our revenue growth closely correlates with the growth of CTV advertising. CTV accounted for 58% and 55% of all video impressions served by Innovid during the three months ended September 30, 2024, and 2023, respectively. During the three months ended September 30, 2024, this represented a year-over-year increase of 13% in CTV video impressions served by Innovid. The balance of video impressions served by Innovid during the third quarter of 2024 and 2023 was attributed to mobile, 32% and 35%, respectively, and PC, 11% and 10%, respectively. In the third quarter of 2024, video impressions volume decreased by 2% for mobile and increased by 5% for desktop as compared to the same period in the prior year.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires us to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates and assumptions used are related, but not limited to, income tax uncertainties, deferred taxes, and stock-based compensation, as well as the fair value of assets acquired, and liabilities assumed in business combinations. The Company’s management believes that the estimates, judgments and assumptions used as reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
New client accounts. We intend to continue targeting new brand, media agency and digital publisher customers who are currently utilizing solutions provided by our competitors or point solutions. Our results of operations will be impacted by our ability to attract new customers.
Seasonality. We experience fluctuations in revenue that coincide with seasonal fluctuations in the digital ad spending of our customers, in particular television ad spending patterns. Advertisers typically allocate the largest portion of their media budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As a result, the fourth quarter of the year typically reflects our highest level of revenue while the first quarter typically reflects our lowest level of revenue. However, this traditional seasonality may also be impacted by certain external factors or major events that also impact traditional television advertising patterns, such as supply chain disruptions and silicon/chip shortages. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole and for these seasonal fluctuations in ad spend to impact quarter-over-quarter results. We believe that the year-over-year comparison of results more appropriately reflects the overall performance of our business.
Global Markets
The majority of our clients operate at a significant scale. Innovid serves customers globally through a delivery footprint including the US, APAC, EMEA, and LATAM. During the third quarter and the nine months ended September 30, 2024, approximately 8%, respectively, of Innovid's revenue was generated by our customers outside of the US.
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
We generate the majority of our revenue from the sale and delivery of our products within the US. For information with respect to sales by geographic markets, refer to Note 10, Segment Reporting to the condensed consolidated financial statements included under Item 1, Financial Statements.
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

Results of Operations
The following table sets forth items in the condensed consolidated quarterly statements of operations as a percentage of sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	23%	23%	24%	25%
Research and development	18%	18%	18%	20%
Sales and marketing	31%	31%	31%	34%
General and administrative	25%	27%	26%	28%
Depreciation, amortization and long-lived assets impairment	7%	13%	7%	9%
Goodwill impairment	—%	—%	—%	14%
Operating loss	(4)%	(12)%	(6)%	(30)%
Finance income, net	(1)%	(1)%	—%	(3)%
Loss before taxes	(3)%	(11)%	(6)%	(27)%
Taxes on income	(15)%	(3)%	5%	3%
Net income (loss)	12%	(8)%	(11)%	(30)%

Three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023

	Three months ended September 30,				Nine months ended September 30,
	(In thousands)		Increase (decrease)		(In thousands)		Increase (decrease)
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue	$38,251	$36,234	$2,017	6%	$112,940	$101,265	$11,675	12%
Cost of revenue	8,917	8,428	489	6%	26,746	25,284	1,462	6%
Research and development	7,021	6,486	535	8%	20,646	20,479	167	1%
Sales and marketing	11,682	11,175	507	5%	35,523	34,272	1,251	4%
General and administrative	9,238	9,753	(515)	(5)%	29,070	28,327	743	3%
Depreciation, amortization and long-lived assets impairment	2,836	4,714	(1,878)	(40)%	8,291	8,808	(517)	(6)%
Goodwill impairment	—	—	—	—%	—	14,503	(14,503)	(100)%
Operating loss	(1,443)	(4,322)	2,879	(67)%	(7,336)	(30,408)	23,072	(76)%
Finance income, net	(285)	(290)	5	(2)%	(405)	(3,013)	2,608	(87)%
Loss before taxes	(1,158)	(4,032)	2,874	(71)%	(6,931)	(27,395)	20,464	(75)%
Taxes on income	(5,823)	(1,301)	(4,522)	348%	5,180	2,858	2,322	81%
Net income (loss)	$4,665	$(2,731)	$7,396	(271)%	$(12,111)	$(30,253)	$18,142	(60)%
Revenue
The overall growth and scaling of CTV was the key driver of Innovid’s revenue growth in the third quarter and nine months ended September 30, 2024. As TV ad spend continues to shift from linear to CTV, we continue to benefit from the natural volume growth of CTV impressions we deliver for our existing and new customers. We have driven consistent positive net revenue retention of our core client base, largely through increased CTV advertising volume, as legacy TV budgets migrate from linear TV to CTV.

Revenue in the three months ended September 30, 2024, as compared to the same period in 2023, increased primarily due to ad serving volume growth.
Revenue in the nine months ended September 30, 2024, as compared to the same period in 2023, increased mainly due to ad serving volume growth and the growth of our measurement solution. Cross-selling of the measurement solution to our core clients contributed to the overall increase in the measurement revenue.
There was no meaningful impact of changes in average cost per impression on revenue.
Cost of revenue (exclusive of depreciation, amortization, long-lived asset and goodwill impairments shown below)

	Three months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Cost of revenue	$8,917	$8,428	$489	6%
The increase in cost of revenue in the three months ended September 30, 2024, as compared to the same period in 2023, was mainly due to an increase of $0.4 million related to hosting and data costs.

	Nine months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Cost of revenue	$26,746	$25,284	$1,462	6%
Cost of revenue increase in the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase of $1.5 million related to hosting and data costs.
Research and development (exclusive of depreciation, amortization, long-lived asset and goodwill impairments shown below)

	Three months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Research and development	$7,021	$6,486	$535	8%
The increase in research and development expense in the three months ended September 30, 2024, was mainly due to an increase of $0.4 million in personnel and related costs and $0.1 million in recruitment costs, as compared to the same period in 2023.

	Nine months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Research and development	$20,646	$20,479	$167	1%
The increase in research and development expense in the nine months ended September 30, 2024, as compared to the first nine months of 2023, was mainly due to $0.4 million increase in professional fees, $0.2 million in recruitment expense for key roles, and $0.1 million in hosting and data costs. This increase was partially offset by a decrease of $0.6 million in personnel and related costs resulting from our operating efficiency measures including headcount reduction.

Sales and marketing (exclusive of depreciation, amortization, long-lived asset and goodwill impairments shown below)

	Three months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Sales and marketing	$11,682	$11,175	$507	5%
The increase in sales and marketing expense was primarily driven by an increase of $1.5 million in personnel and related costs in the three months ended September 30, 2024, as compared to the same period in 2023. This increase was partially offset by a decrease in commissions of $0.9 million.

	Nine months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Sales and marketing	$35,523	$34,272	$1,251	4%
Sales and marketing expense increase was primarily due to an increase of $1.2 million in personnel and related costs in the nine months ended September 30, 2024, as compared to the same period in 2023.
General and administrative (exclusive of depreciation, amortization, long-lived asset and goodwill impairments shown below)

	Three months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
General and administrative	$9,238	$9,753	$(515)	(5)%
General and administrative expense decrease in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was mainly due to a decrease in personnel and related costs of $0.5 million.

	Nine months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
General and administrative	$29,070	$28,327	$743	3%
General and administrative expense in the nine months ended September 30, 2024, as compared to the same period in 2023, increased mainly a result of higher legal expenses totaling $0.7 million in connection with litigation and other legal matters and $0.4 million in expense in connection with an ERP implementation. This increase was partially offset by a decrease in personnel and related costs of $0.5 million.
Depreciation, amortization and long-lived assets impairment

	Three months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Depreciation, amortization and long-lived assets impairment	$2,836	$4,714	$(1,878)	(40)%
Depreciation and amortization expense decrease period over period was mostly due to impairment of approximately $2.4 million related to our legacy measurement product in 2023. This decrease was partially offset by an increase of $0.6 million in amortization expense of internal-use software projects during the 2024 period.

	Nine months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Depreciation, amortization and long-lived assets impairment	$8,291	$8,808	$(517)	(6)%
The decrease in depreciation and amortization expense was primarily due to impairment of $2.4 million related to our legacy measurement product in 2023 and a decrease of $0.3 million of TVS intangible assets during the 2024 period. This was partially offset by an increase of $2.3 million in amortization expense of internal-use software projects in the nine months ended September 30, 2024, as compared to the first nine months of 2023.
Goodwill impairment

	Three months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Goodwill impairment	$—	$—	$—	—%
There was no goodwill impairment in the three months ended September 30, 2024 and 2023.

	Nine months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Goodwill impairment	$—	$14,503	$(14,503)	(100)%
In the nine months ended September 30, 2023, the Company recorded a goodwill impairment charge stemming from a continued decline in its stock price. An assessment was performed, and it was determined that the fair value of the reporting unit exceeded its carrying value resulting in the impairment charge. There was no goodwill impairment in the nine months ended September 30, 2024.
Finance Income, Net

	Three months ended September 30,
	(In thousands)		Decrease (increase)
	2024	2023	Amount	%
Finance income, net	$(285)	$(290)	$5	(2)%
Finance income, net was consistent period over period.

	Nine months ended September 30,
	(In thousands)		Decrease (increase)
	2024	2023	Amount	%
Finance income, net	$(405)	$(3,013)	$2,608	(87)%
Finance income, net decreased in the nine months ended September 30, 2024, as compared to the same period in 2023, mainly due to the $3.7 million fair value gain recognized in 2023, as a result of the decline in value of the Company’s warrants, partially offset by a loss on foreign exchange in the current period. The warrant fair value was impacted by the decline in the Company’s common stock price.

Taxes on income

	Three months ended September 30,
	(In thousands)		(Increase) decrease
	2024	2023	Amount	%
Taxes on income	$(5,823)	$(1,301)	$(4,522)	348%
The Company recorded net benefits for incomes taxes of $5.8 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, representing effective tax rates of 502.8% and 32.3%, respectively. The benefit increase in the third quarter of 2024 results from a change in the Company’s full year forecast and the effects of using the interim tax reporting methodology provided under ASC 740-270 where the Company uses a forecasted effective tax rate against current year-to-date results.

	Nine months ended September 30,
	(In thousands)		Increase (decrease)
	2024	2023	Amount	%
Taxes on income	$5,180	$2,858	$2,322	81%
The Company recorded net provisions for incomes taxes of $5.2 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, representing effective tax rates of (74.7)% and (10.4)%, respectively. The increase in year-to-date 2024 tax expense results from growing profitability of the global business and associated higher current tax expense, non-deductibility of stock compensation expenses in the US and Israel, the recognition of uncertain tax positions that previously offset against unrecognized deferred tax assets, and as discussed above, the effects of using the interim tax reporting methodology provided under ASC 740-270.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through utilization of cash generated from operations, as well as borrowings under our credit facilities.
As of September 30, 2024, we had cash and cash equivalents of $35.0 million and net working capital, consisting of current assets less current liabilities, of $59.7 million. As of September 30, 2024, we had an accumulated deficit of $194.9 million, $76.0 million thereof results from the cumulative accretion of preferred stock to redemption value prior to the conversion of all preferred stock into our common stock upon the closing of the Transaction.
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
On November 6, 2024, our board of directors authorized the Company to implement a stock repurchase program to purchase up to $20.0 million of our common stock. Subject to the final terms of the program, it is expected that repurchases would be made in the open market, in privately negotiated transactions, or otherwise, with the amount and timing of repurchases determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including the pricing and volume requirements of Rule 10b-18 or Rule10b-5-1 under the Exchange Act. This program is not expected to obligate us to acquire any particular amount of common stock and may be modified, suspended, or terminated at any time at the discretion of our board of directors and the Company may decline to move forward with the implementation of any repurchase plan.

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
As of September 30, 2024, we were in compliance with all applicable covenants.
The Company utilizes the credit line on an as needed basis. In January 2024, the Company repaid $20.0 million under the credit line and has not subsequently drawn from it.
We recognize interest expense in finance income, net in the condensed consolidated statements of operations. Interest expense for the three months ended September 30, 2024 and 2023 was immaterial and $0.4 million, respectively. Interest income for the three months ended September 30, 2024 and 2023, was $0.4 million and $0.4 million, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $0.2 million and $1.1 million, respectively. Interest income for the nine months ended September 30, 2024 and 2023, was $1.1 million and $1.0 million, respectively.
Cash Flows
Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$11,915	$7,437
Net cash (used in) provided by investing activities	(6,916)	1,887
Net cash (used in) provided by financing activities	(19,688)	772
Effect of exchange rates on cash, cash equivalents and restricted cash	(321)	—
(Decrease) increase in cash, cash equivalents, and restricted cash	$(15,010)	$10,096
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
For the nine months ended September 30, 2024, net cash provided by operating activities was $11.9 million. The non-cash charges, primarily stock based compensation and depreciation and amortization, offset the net loss and provided $10.7 million in cash. Collections on our trade receivables, the timing of prepaid software subscriptions, other accrued expenses and vendor payments together provided $5.8 million in cash. The timing of payments to employees used $4.9 million in cash.
For the nine months ended September 30, 2023, net cash provided by operating activities was $7.4 million. Net loss, adjusted for non-cash charges used $4.8 million in cash. The timing of other accrued expense, vendor and employee payments provided $4.0 million in cash. Decreases in prepaid software subscriptions used $1.2 million in cash.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2024, was $6.9 million, primarily the result of an investment in internal software development projects and purchases of property and equipment. Cash provided by investing activities for the nine months ended September 30, 2023, was $1.9 million, which consisted of cash from short-term deposits of $10.0 million partially offset by $8.2 million of investment in internal software development projects and purchases of property and equipment.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2024, was $19.7 million due to a payment on our revolving credit facility partially offset by proceeds from the exercise of options. Cash provided by financing activities for the nine months ended September 30, 2023, was $0.8 million mainly due to proceeds from the exercise of options.
Free Cash Flow (non-GAAP measure)
The following table reconciles Free Cash Flow, which is a non-GAAP measure, to net cash provided by operating activities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$6,029	$6,489	$11,915	$7,437
Loss on foreign exchange, net	(70)	—	(321)	—
Capital expenditures	(2,214)	(2,410)	(7,081)	(8,190)
Free Cash Flow	$3,745	$4,079	$4,513	$(753)
We generated Free Cash Flow of $3.7 million during the three months ended September 30, 2024, compared to $4.1 million in the same period in the prior year primarily due to a decline in cash from operations in the current period.
We generated $4.5 million in Free Cash Flow during the nine months ended September 30, 2024, compared to an outlay of Free Cash Flow of $0.8 million in the same period in the prior year primarily due to improved cash from operations.
See Key Metrics and Non-GAAP Financial Measures below for details regarding management’s use of this non-GAAP measure.
Contractual Obligations and Known Future Cash Requirements
Lease Commitments
Our lease commitments predominantly relate to rented office space. We rent facilities under operating lease agreements that expire on various dates through 2035, excluding any options for renewal. Minimum rental payments under operating leases at September 30, 2024 was $1.4 million in the next twelve months and $9.8 million thereafter, for a total of $11.2 million. Other lease arrangements were immaterial. On February 7, 2024, we amended our New York lease agreement, extending the term to 2035. The lease contains an option to extend the lease for an additional five-year period and early termination, which are not reasonably certain to be exercised. We expect to pay approximately $15.9 million in rent over the lease term.
Pledges and Bank Guarantees
In connection with the 2022 A&R Agreement, we pledged 65,000 shares of common stock of our Israeli subsidiary, NIS 0.01 par value each.
We have a total of $0.6 million of pledged bank deposits as of September 30, 2024, in connection with office leases and credit cards.
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
Adjusted EBITDA and Adjusted EBITDA Margin Percent
Adjusted EBITDA and Adjusted EBITDA margin percent are useful in evaluating our business. We calculate Adjusted EBITDA as consolidated net income (loss) before depreciation and amortization and any long-lived asset impairment, any goodwill impairment, stock-based compensation expense, finance (income) expenses, retention bonus expenses, legal claims, severance costs, other and taxes on income. We calculate Adjusted EBITDA margin percent as Adjusted EBITDA divided by total revenue. We believe that Adjusted EBITDA and Adjusted EBITDA margin percent permit a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of charges that may vary from period-to-period without direct correlation to underlying operating performance. The following table presents a reconciliation from net income (loss), which is the most directly comparable GAAP financial measure, to Adjusted EBITDA and Adjusted EBITDA margin percent, non-GAAP financial measures as used by management (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$4,665	$(2,731)	$(12,111)	$(30,253)
Net income (loss) margin percent	12%	(8)%	(11)%	(30)%
Depreciation, amortization and long-lived assets impairment	2,836	4,714	8,291	8,808
Goodwill impairment	—	—	—	14,503
Stock-based compensation	5,501	5,605	14,526	15,563
Finance income, net (a)	(285)	(290)	(405)	(3,013)
Retention bonus expenses (b)	(40)	119	92	564
Legal claims and other legal matters	688	420	1,822	1,076
Severance cost	814	—	1,229	845
Other	—	(80)	—	192
Taxes on (loss) income	(5,823)	(1,301)	5,180	2,858
Adjusted EBITDA	$8,356	$6,456	$18,624	$11,143
Adjusted EBITDA margin percent	21.8%	17.8%	16.5%	11.0%

(a) Finance income, net consists mostly of remeasurement related to revaluation of our warrants, remeasurement of our foreign subsidiary’s monetary assets, liabilities and operating results, interest expense and interest income.
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
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less capital expenditures and the impact of foreign exchange on cash. For further discussion of Free Cash Flow, including a reconciliation to cash flows provided by operating activities, refer to Liquidity and Capital Resources section of this document.
We believe Free Cash Flow is a helpful supplemental measure to assist us and investors in evaluating our liquidity. Further, we believe Free Cash Flow is useful to provide additional information to assess our ability to pursue business opportunities and investments and to service our debt. Free Cash Flow has limitations as an analytical tool, including that it does not include capital expenditures and excludes the impact of foreign exchange on cash.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies included in Item 1. “Financial Statements”, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our interim condensed consolidated financial statements.
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
We measure our investments in money market funds classified as cash equivalents and warrant liability at fair value. We determine the fair value of the warrants by using the closing price of our public warrants. Gains and losses from the remeasurement of the warrants liability is recognized in finance (income) expense, net in the condensed consolidated statements of operations.
Impairment of long-lived assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. If there are indications of an impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. No impairment was recognized during the three or nine months ended September 30, 2024. In September 2023, the Company identified an impairment indicator for its legacy measurement product and recorded an impairment charge of $2.4 million in the three and nine months ended September 30, 2023.
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
The Company elects to perform an annual impairment test of goodwill as of October 1 of each year, or more frequently if impairment indicators are present. In the second quarter of 2023, the Company experienced a decline in its stock price resulting in its market capitalization being less than the carrying value of its one reporting unit. Thus, the Company performed quantitative assessments of the Company’s reporting unit. The fair value was determined based on the market approach. The market approach utilizes the Company's market capitalization plus an appropriate control premium. Market capitalization is determined by multiplying the number of common stock outstanding by the market price of its common stock. The control premium is determined by utilizing publicly available data from studies for similar transactions of public companies. During the three months ended June 30, 2023, the Company recorded a goodwill impairment of $14.5 million. No impairment was recognized during the three or nine months ended September 30, 2024.
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
Cloud computing arrangements
During the nine months ended September 30, 2024, the Company capitalized certain application development phase costs related to hosting arrangements that are service contracts (cloud computing arrangements). Capitalized costs are included in prepaid expenses and other assets in the condensed consolidated balance sheets and will be amortized on a straight-line basis over the estimated useful life, once the modules or components are ready for its intended use. This amortization will be recorded to software subscription expense in the condensed consolidated statements of operations. Cash outflows from cloud computing arrangement implementation costs are classified within operating activities in the consolidated statements of cash flows.
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
Recent Accounting Pronouncements
For information on recent accounting standards, see “Part I - Item 1. Financial Statements - Note 2. Summary of Significant Accounting Policies”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.
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
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended as of September 30, 2024. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during and as of the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 15, 2024 the Court issued an order to stay the case for ninety (90) days and to extend various deadlines as set out below, to allow the parties to continue settlement negotiations without incurring the substantial costs associated with the impending close of fact discovery and deadlines for expert reports. The parties agreed that the stay will apply to all interim deadlines, including the service of and responses and objections to written discovery. On July 2, 2024 the Court issued an order to extend the stay for an extra one hundred and twenty (120) days, and on October 23, 2024, the Court extended the stay for an additional eighty (80) days.
In the October 23, 2024 order, the Court set the date for the close of fact discovery as May 2, 2025 and the date for close of expert discovery as September 9, 2025.
No trial date has yet been set and the plaintiff has not specified the amount sought in the litigation. Given the uncertainty of litigation and the preliminary stage of the lawsuit, the Company is unable at this time to give an estimate of the amount or range of potential loss, if any, which might result to the Company if the outcome in such litigation was unfavorable. As of September 30, 2024, the Company has not recorded a loss contingency.
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
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing date	Filed furnished herewith
3.1	Certificate of Incorporation of Innovid	10-K	001-40048	3.1	03/03/2023
3.2	Bylaws of Innovid Corp.	8-K	001-40048	3.1	02/05/2024
4.1	Specimen Common Stock Certificate of Innovid Corp.	8-K	001-40048	4.1	12/06/2021
4.2	Specimen Warrant Certificate of Innovid Corp	8-K	001-40048	4.2	12/06/2021
4.3	Warrant Agreement, dated February 10, 2021, by and between ION and Continental Stock Transfer & Trust Company, as warrant agent	8-K	333-252440	4.1	02/18/2021
4.4	Description of Securities	10-K	001-40048	4.4	03/03/2023
10.1	Mutual Separation Agreement between Innovid Corp. and David Helmreich dated September 15, 2024	8-K	001-40048	10.1	09/18/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOVID CORP.

Date: November 12, 2024	By:	/s/ Zvika Netter
Zvika Netter
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Anthony Callini
Anthony Callini
Chief Financial Officer